Form 10QSB
period 2008-06-30
DYNAMIC APPLICATIONS CORP
filed 2008-07-10
CIK 1431934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: June 30 2008

Commission File number: 333-148664

DYNAMIC APPLICATIONS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

98-0573566
(IRS Employee Identification No.)

c/o Eyal Rosenberg
46 Techelet Street
Modiin, Israel 71700
Phone number: 972 - (3) 9787116
Fax number: 972 - (3) 9787145
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,000,000
(Class)	(Outstanding as of July 10, 2008)

DYNAMIC APPLICATIONS CORP.
Form 10-QSB

Part I: Financial Information

Item 1. Financial Statements

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Financial Statements-

Balance Sheet as of June 30, 2008	F-2

Statements of Operations for the Three Months and the Period Ended
June 30, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Period Ended June 30, 2008,
and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008	F-5

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2008
(Unaudited)

ASSETS

Current Assets:
Cash	$430

Total current assets	430

Other Assets:
Patent, net of accumulated amortization $935	17,765
Deferred offering costs	20,000

Total other assets	37,765

Total Assets	$38,195

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$27,570
Loans from related parties - Directors and stockholders	31,950

Total current liabilities	59,520

Total liabilities	59,520

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 3,000,000 shares issued and outstanding	300
(Deficit) accumulated during the development stage	(21,625)

Total stockholders' (deficit)	(21,325)

Total Liabilities and Stockholders' (Deficit)	$38,195

The accompanying notes to financial statements
are an integral part of these financial statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND THE PERIOD ENDED JUNE 30, 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH JUNE 30, 2008
(Unaudited)

	Three months
	Ended	Period Ended	Cumulative
	June 30,	June 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	16,520	18,270	18,270
Amortization	935	935	935
Legal - incorporation	-	2,050	2,050
Other	370	370	370

Total general and administrative expenses	17,825	21,625	21,625

(Loss) from Operations	(17,825)	(21,625)	(21,625)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(17,825)	$(21,625)	$(21,625)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	2,741,379

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED JUNE 30, 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH JUNE 30, 2008
(Unaudited)

	Period Ended	Cumulative
	June 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(21,625)	$(21,625)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	935	935
Changes in net liabilities-
Accrued liabilites	9,320	9,320

Net Cash Used in Operating Activities	(11,370)	(11,370)

Investing Activities:
Acquisition and costs of patent	(18,700)	(18,700)

Net Cash Used in Investing Activities	(18,700)	(18,700)

Financing Activities:
Stock subscriptions received	300	300
Loans from related parties - Directors and stockholders	30,200	30,200

Net Cash Provided by Financing Activities	30,500	30,500

Net (Decrease) Increase in Cash	430	430

Cash - Beginning of Period	-	-

Cash - End of Period	$430	$430

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
Common stock was issued in exchange for subscriptions receivable in the amount of $300.
Accruals in the amount $20,000 were incurred for deferred offering costs.
Loans from related parties increased as a result of payment of $1,750 to a creditor by a stockholder on behalf of the Company.

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Dynamic Applications Corp. (“Dynamic Applications” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 7, 2008. The business plan of the Company is to develop a commercial application of the design in a patent of a “Electromagnetic percussion device” which is a device intended to provide an electromagnetic percussion hammer. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.. The accompanying financial statements of Dynamic Applications were prepared from the accounts of the Company under the accrual basis of accounting.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on May 6, 2008 and declared effective on May 15, 2008.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the periods ended June 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form S-1 as of March 31, 2008, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the period ended June 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent of a “Electromagnetic percussion device” which is a device intended to provide an electromagnetic percussion hammer. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

In March 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Electromagnetic percussion device” for consideration of $17,000 plus legal fees of $1,700. The United States Patent Application 5,497,555 was granted on March 12, 1996.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The Company has also commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. The Registration Statement on Form S-1 was filed with the SEC on May 6, 2008 and declared effective on May 15, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

In March 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Electromagnetic percussion device” for consideration of $17,000 plus legal fees of $1,700. The United States Patent Application 5,497,555 was granted on March 12, 1996. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on April 13, 2008. As of June 30, 2008 the historical cost of obtaining the patent ($17,000) and legal fees ($1,700) for acquiring the patent have been capitalized by the Company. The historical cost of the Patent will be amortized over its remaining useful life, which is estimated to be 5 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2008, loans from related parties - Directors and stockholders amounted to $31,950, and represented working capital advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

(5)  Common Stock

On March 17, 2008, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. As of June 30, 2008, the Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2008, was as follows (assuming a 23% effective tax rate):

2007

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$4,974
Change in valuation allowance	(4,974)

Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2008, as follows:

2007

Loss carryforwards	$4,974
Less - Valuation allowance	(4,974)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

As of June 30, 2008, the Company had approximately $21,625 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2008, the Company owed $31,950 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on March 17, 2008, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

(8)  Commitments

As described in Notes 1, 2 and 5, as of June 30, 2008, the Company had commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC. In connection with this capital formation activity, the Company is committed to pay legal and accounting fees amounting to approximately $20,000.

In May 2008, the Company entered into an Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for services. Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $12,000 payable as follows: $1,000 due at the time of execution of the Agreement; and, $11,000 within 60 days.

(9)  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this annual report, the terms “DYNAMIC APPLICATIONS CORP. ”, “Company”, “we”, or “our”, unless the context otherwise requires, mean DYNAMIC APPLICATIONS CORP. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:
•  dependence on key personnel;
•  competitive factors;
•  degree of success of research and development programs
•  the operation of our business; and
•  general economic conditions in the United States, Israel and China
These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ABOUT OUR COMPANY

We were incorporated in Delaware on March 7, 2008 and are a development stage company. On March 27, 2008, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Appelfeld Zer Fisher, in relation to a patented technology (Patent Number: 5497555). The technology presents the design and development of an electromagnetic percussion machine whose striking piston is made of a single monolithic block of material and which is, as result, more durable and rugged than heretofore comparable device in exchange for a commitment to pay Appelfeld Zer Fisher US $17,000 (Seventeen thousand United States Dollars), according to the condition specified in the Patent Transfer and Sale Agreement related to the Patent Number: 5497555.

The Dynamic Applications Corp. invention relates to percussion machines and, more particularly, to electromagnetic percussion hammers and related devices. The electromagnetic percussion device is comprised of the following: (a) a housing; (b) an instrument connected to, and extending beyond, the housing; (c) a driving member reciprocatable within the housing, the driving member including an intermediate region of a first diameter and an enlarged anterior head of a second diameter, the second diameter being larger than the first diameter; (d) a piston body reciprocatable within the housing and adapted to impact the instrument, the piston body including a coupling element for slidably accommodating the head of the driving member, thereby coupling the driving member and the piston body together, the coupling element including a plurality of leaves which enclose and confine the head of the driving member when the coupling element is within the housing but which can be moved apart when the coupling element is outside the housing to allow the head of the driving member to be inserted into, or removed from, the coupling element; (e) an electromagnetically active body connected to the driving member; and (f) an electromagnetic coil connected to the housing, the coil operationally coupled to the electromagnetically active body so as to cause the reciprocation of the driving member.

The present invention involves a unique design in which the positions of the electromagnetic coil and electromagnetically active body are reversed. Therefore, the present invention successfully addresses the shortcomings of the presently known configurations by providing an electromagnetic percussion machine whose striking piston is made of a single monolithic block of material and which is, as result, more durable and rugged than heretofore comparable devices.

We do not yet have a fully operational working valid prototype, but intend to create one. Once the working prototype has been developed, we will then work to develop and manufacture the Product or license the manufacturing and related marketing and selling rights to a third party.

Our principal offices are located at 46 Techelet Street, Modiin, Israel. Our telephone number is 972- (3) 9787116. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. All references to "we," "us," "our," or similar terms used in this prospectus refer to Dynamic Applications Corporation. Our fiscal year end is December 31.

Employees

Other than our current Directors and officers, Eyal Rosenberg and Eliezer Broideh, we have no other full time or part-time employees. If and when we develop the prototype for our electromagnetic percussion system, and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended June 30 2008, net cash used by operating activities was $11,370 . The Company incurred a net loss of $21,625 for the fiscal quarter ended June 30 2008. Additionally, at June 30 2008, the Company had a Stockholders’ (Deficit) of $21,325.

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

Results of Operations:
For the Six Months Ended June 30, 2008

The net loss , comprised of general and administrative operating expenses amounted to $21,625 for the Six Months Ended June 30 2008.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Inflation:

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2. Changes In Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a.	Exhibits:
3.1*	Articles of Incorporation of the Company
3.2*	By-Laws of the Company
3.3*	Form of Common Stock Certificate of the Company
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the Company’s Form SB-1 filed on May 6, 2008, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Applications Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on July 10, 2008.

Dynamic Applications Corp.

By: _______________________
Eyal Rozenberg
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on July 10 2008.

Signature	Title	Date

/s/ Eyal Rozenberg	President and CEO	July 10, 2008
Eyal Rozenberg,	and Director

/s/ Eliezer Broideh	Secretary and Director	July 10, 2008
Eliezer Broideh