Form 10QSB
period 2008-09-30
DYNAMIC APPLICATIONS CORP
filed 2008-10-16
CIK 1431934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: September 30 2008

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,000,000
(Class)	(Outstanding as of October 16, 2008)

DYNAMIC APPLICATIONS CORP.
Form 10-QSB

Part I: Financial Information

Item 1. Financial Statements

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2008
(Unaudited)

ASSETS

Current Assets:
Cash	$30,689

Total current assets	30,689

Other Assets:
Patent, net of accumulated amortization $1,870	16,830

Total other assets	16,830

Total Assets	$47,519

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$15,000
Loans from related parties - Directors and stockholders	3,950

Total current liabilities	18,950

Total liabilities	18,950

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	59,800
(Deficit) accumulated during the development stage	(31,731)

Total stockholders' equity	28,569

Total Liabilities and Stockholders' Equity	$47,519

The accompanying notes to financial statements
are an integral part of these financial statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND THE PERIOD ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three months
	Ended	Period Ended	Cumulative
	September 30,	September 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	6,360	24,630	24,630
Consulting	1,520	1,520	1,520
Amortization	935	1,870	1,870
Legal - incorporation	-	2,050	2,050
Other	307	677	677

Total general and administrative expenses	9,122	30,747	30,747

(Loss) from Operations	(9,122)	(30,747)	(30,747)

Other Income (Expense)
Foreign currency transaction expense	(984)	(984)	(984)

Provision for income taxes	-	-	-

Net (Loss)	$(10,106)	$(31,731)	$(31,731)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,500,000	3,519,231

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Period Ended	Cumulative
	September 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(31,731)	$(31,731)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	1,870	1,870
Changes in net liabilities- Accounts payable and accrued liabilites	15,000	15,000

Net Cash Used in Operating Activities	(14,861)	(14,861)

Investing Activities:
Acquisition and costs of patent	(18,700)	(18,700)

Net Cash Used in Investing Activities	(18,700)	(18,700)

Financing Activities:
Stock subscriptions received	300	300
Common stock issued	80,000	80,000
Deferred offering costs applied	(20,000)	(20,000)
Loans from related parties - Directors and stockholders	3,950	3,950

Net Cash Provided by Financing Activities	64,250	64,250

Net (Decrease) Increase in Cash	30,689	30,689

Cash - Beginning of Period	-	-

Cash - End of Period	$30,689	$30,689

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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
SEPTEMBER 30, 2008
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

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the periods ended September 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form S-1 as of March 31, 2008, for additional information, including significant accounting policies.

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

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and expenses for the period ended September 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

In March 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Electromagnetic percussion device” for consideration of $17,000 plus legal fees of $1,700. The United States Patent Application 5,497,555 was granted on March 12, 1996. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on April 13, 2008. As of September 30, 2008 the historical cost of obtaining the patent ($17,000) and legal fees ($1,700) for acquiring the patent have been capitalized by the Company. The historical cost of the Patent will be amortized over its remaining useful life, which is estimated to be 5 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2008, loans from related parties - Directors and stockholders amounted to $3,950, and represented working capital advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(5)  Common Stock

On March 17, 2008, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$7,298
Change in valuation allowance	(7,298)

Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$7,298
Less - Valuation allowance	(7,298)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

As of September 30, 2008, the Company had approximately $31,731 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of September 30, 2008, the Company owed $3,950 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans.

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
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
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

During the three months ended September 30 2008 the Company completed its offering pursuant to the effective registration statement and issued 2 ,000,000 shares of common stock and raised approximately $80,000

Our principal offices are located at 46 Techelet Street, Modiin, Israel. Our telephone number is 972- (3) 9787116. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. All references to "we," "us," "our," or similar terms used in this prospectus refer to Dynamic Applications Corporation. Our fiscal year end is December 31.

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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended September 30 2008, net cash used by operating activities was $14,861 . The Company incurred a net loss of $31,731 for the fiscal quarter ended September 30 2008.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

Results of Operations:
For the Nine Months Ended September 30, 2008

The net loss , comprised of general and administrative operating expenses amounted to $31,731 for the Nine Months Ended June 30 2008.

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

* Previously filed as an exhibit to the Company’s Form SB-1 filed on May 6, 2008, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dynamic Applications Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on October 16 , 2008.

Dynamic Applications Corp.

By:
Eyal Rozenberg
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on July 10 2008.

Signature	Title	Date

/s/ Eyal Rozenberg	President and CEO	October 16, 2008
Eyal Rozenberg,	and Director

/s/ Eliezer Broideh	Secretary and Director	October 16, 2008
Eliezer Broideh