Form 10-K
period 2008-12-31
DYNAMIC APPLICATIONS CORP
filed 2009-01-26
CIK 1431934

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 333-150652

DYNAMIC APPLICATIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0573566
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Asher Zwebner
216 Jaffa Street
Jerusalem Israel
(Address of principal executive offices)

972 - (2) 5021322
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No

The issuer’s revenues for its most recent fiscal year were $0___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on September 30 , 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0___.

The number of shares of the issuer’s common stock issued and outstanding as of January 26 2009 was 25,000,000shares.

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Dynamic Applications Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

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

The Dynamic Applications’ invention relates to percussion machines and, more particularly, to electromagnetic percussion hammers and related devices. The electromagnetic percussion device is comprised of the following: (a) a housing; (b) an instrument connected to, and extending beyond, the housing; (c) a driving member reciprocatable within the housing, the driving member including an intermediate region of a first diameter and an enlarged anterior head of a second diameter, the second diameter being larger than the first diameter; (d) a piston body reciprocatable within the housing and adapted to impact the instrument, the piston body including a coupling element for slidably accommodating the head of the driving member, thereby coupling the driving member and the piston body together, the coupling element including a plurality of leaves which enclose and confine the head of the driving member when the coupling element is within the housing but which can be moved apart when the coupling element is outside the housing to allow the head of the driving member to be inserted into, or removed from, the coupling element; (e) an electromagnetically active body connected to the driving member; and (f) an electromagnetic coil connected to the housing, the coil operationally coupled to the electromagnetically active body so as to cause the reciprocation of the driving member.

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

Third-Party Manufacturers

We will rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our electromagnetic percussion system.

Intellectual Property

On March 27, 2008, we signed a Patent Transfer and Sale Agreement with Appelfeld Zer Fisher, the original owners of the technology, licensing all rights, title and interest in, the electromagnetic percussion device. On April 13, 2008, the patent assignment was recorded in the United States Patent and Trademark Office.

Competition

There are several companies in the electromagnetic percussion field, including major international manufacturers. We are not, however, aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature that incorporates a design in which the positions of the electromagnetic coil and electromagnetically active body are reversed.

A typical percussion machine includes a hollow housing through which a piston is reciprocated. The piston periodically impacts an instrument, such as a suitable chisel-like member, which extends beyond the housing. To operate a percussion machine, the distal tip of the instrument is brought into contact with the work piece to be impacted and the percussion machine is activated, causing the piston to reciprocate within the housing and to impact the instrument which transits the shock to the work piece.

Various methods for causing the piston to reciprocate within the housing are available. These include various pneumatic systems which use air pressure to cause the reciprocation of the piston within the housing. A disadvantage of pneumatic percussion hammers is that they must include, or be directly connected to, a source of high pressure air, typically a compressor with its attendant motor. This renders the unit bulky and difficult to transport and thus less versatile in many applications where it is desired to move the unit frequently.

Another common method used by our competitors involves a design whereby the piston unit wherein the piston body forms a confined region through which the annular permanent magnet can travel requires that the piston body be made of at least two portions. This non-monolithic construction is undesirable since the piston body is, as a result, susceptible to failure upon repeated impacts.

By contrast, we believe our present invention successfully addresses the shortcomings of the presently known configurations by providing an electromagnetic percussion machine whose striking piston is made of a single monolithic block of material and which is, as result, more durable and rugged than heretofore comparable devices.

Existing Or Probable Government Regulations

We may be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws. These acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repair or repurchase such devices under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world.

Employees

Other than our current Directors and officers, we have no other full time or part-time employees. If and when we develop the prototype for our electromagnetic percussion system, and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Recent Developments

Effective November 1, 2008, the Company entered into an Employment Agreement with Mr. Amir Elbaz (“Elbaz Agreement”), which engaged Mr. Elbaz on a full time basis as its President and Chief Executive Officer, who will supervise and manage all aspects of the Company’s operations. Pursuant to Elbaz Agreement, Mr. Elbaz will receive an annual salary of $180,000 during the three-year term, commencing on November 1, 2008, payable in monthly installments on the last day of each month.

The Company has agreed to issue to Mr. Elbaz, on or before January 7, 2009, two million two hundred thousand shares of its common stock and an employee stock option to purchase one million one hundred thousand shares of the Company’s common stock at an exercise price of $.01 per share. Two hundred seventy five thousand (275,000) shares granted by the employee stock option will vest on the first anniversary of the Elbaz Agreement and continue for three subsequent anniversaries, subject to Elbaz’s continued employment at the end of each anniversary. In the event of termination of Elbaz employment with the Company, for any reason excluding termination for cause, the employee stock option will be immediately vested in full and exercisable as of the date of termination.

In addition, the Company has agreed to issue to Mr. Elbaz, on or before January 7, 2009, an employee performance stock option to purchase one million one hundred thousand shares of the Company’s common stock at an exercise price of $1.00 per share. Two hundred seventy five thousand (275,000) shares granted by the employee performance stock option will vest on the fifth anniversary of the Elbaz Agreement and continue for three subsequent anniversaries, subject to Elbaz’s continued employment at the end of each anniversary. In the event of termination of Elbaz employment with the Company, for any reason excluding termination for cause, all employee performance option will be immediately vested in full and exercisable as of the date of termination.

In the event of change of control of the Company during Elbaz’s employment with the Company, the employee performance stock option will be accelerated and become vested in full and exercisable as of the date of signing a definitive agreement for the acquisition of the Company.

Effective on November 1, 2008, the Company entered into an Executive Employment Agreement with Mr. Asher Zwebner (“Zwebner Agreement”), which engaged Mr. Zwebner as its Chief Financial Officer who will perform the operational and financial management of the Company. Pursuant to the Agreement, Mr. Zwebner will receive $2,000 per month during the one-year term, commencing on November 1, 2008 and ending on October 31, 2009. If the Agreement is terminated for any reason by either party during the term, Mr. Zwebner will be entitled to the base salary as if the Agreement expired at the end of the one year term.

Item 1A  Risk Factors

1.
We are a development stage company with no operating history and may never be able to carry out our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. We were established on March 6, 2008, for the purpose of engaging in the development, manufacture, and sale of an electromagnetic percussion device which uses a patented technology for an electromagnetic percussion machine whose striking piston is made of a single monolithic block of material. We have not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon the successful development of an electromagnetic percussion machine prototype, which itself is subject to numerous industry-related risk factors as set forth herein. We may not be able to successfully carry out our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in our industry, and our Company is a highly speculative venture involving significant financial risk.

2.
We expect to incur operating losses in the next twelve months because we have no plan to generate revenues unless and until we successfully develop a valid prototype of our electromagnetic percussion device.

We have never generated revenues. We intend to engage in the manufacture and distribution of a new and improved electromagnetic percussion system. We own the right to exploit the technology and patent for a new and improved electromagnetic percussion system. However, our electromagnetic percussion system is not currently available for sale. We intend to develop a fully workable prototype, which can then be used to develop and manufacture the actual product. We will rely on third parties to develop workable prototypes and to work with us to manufacture the product. We expect to incur operating losses over the next twelve months because we have no source of revenues unless and until we are successful in developing a workable prototype of our electromagnetic percussion system. We cannot guarantee that we will ever be successful in developing a workable prototype or in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.
We do not have sufficient cash to fund our operating expenses for the next twelve months, and we will require additional funds through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity. There is not enough cash on hand to fund our administrative expenses and operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial additional capital following the development of a valid workable prototype for our electromagnetic percussion system in order to market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the implementation of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

4.	Our auditors have expressed substantial doubt about our ability to continue as a going concern, we may have to suspend or cease operations within twelve months.

Our audited financial statements for the period from March 7, 2008 (inception) through December 31, 2008, were prepared using the assumption that we will continue our operations as a going concern. We were incorporated on March 7, 2008, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity. There is not enough cash on hand to fund our administrative expenses and operating expenses or our proposed research and development program for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

5.	We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in developing a valid workable prototype of our product and thereafter making it available for sale. There is a substantial risk that we will not be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

6.
As a development stage company, we may experience substantial cost overruns in developing our prototype and creating a strategy for future stages such as manufacturing and marketing our product, and we may not have sufficient capital to successfully complete the development and marketing of our product.

We may experience substantial cost overruns in manufacturing and marketing our prototype and then the product itself, and may not have sufficient capital to successfully complete our project. We may not be able to manufacture or market our product because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. In addition, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not third parties promote the products through prominent marketing channels and/or other methods of promotion.

7.	We will rely on third parties to develop a prototype and to manufacture our proposed product.

We will rely on third parties to develop a prototype and to work with us to manufacture the product. If we are unable to enter into manufacturing or distribution agreements, or if our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our product as planned. In addition, we may not be able to contract with third parties to manufacture our product in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our electromagnetic percussion system, which would result in losses of sales and goodwill.

8.	We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

The electromagnetic percussion system industry is highly competitive and although we believe our technology offers unique developments, we cannot guarantee that these unique features are enough to effectively capture a significant enough market share to successfully launch and sustain our product. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and customers than we have. As a result, these competitors have greater name credibility with our potential distributors and customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

9.	Our success depends on third party distribution channels.

We intend to sell our product ourselves and through a series of resellers and distributors. Our future revenue growth will depend in large part on sales of our product through these relationships. We may not be successful in developing distribution relationships. Entities that distribute our product may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our product. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

10.	Changing consumer preferences may negatively impact our business

The Company's success is dependent upon the ongoing need and appeal for an electromagnetic percussion product. Consumer preferences with respect to electromagnetic percussion systems are continuously changing and are difficult to predict. As a result of changing consumer preferences, many percussion systems are successfully marketed for a short period of time and then interest or demand or consumer requirements change. We cannot assure you that our product will achieve customer acceptance or will continue to be popular with consumers for any significant period of time, or that new products will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Our success is dependent upon our ability to develop, introduce, and gain customer acceptance of the Company’s electromagnetic percussion product and to do so in a reasonable duration and cost-effective manner. The failure of our product to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

11.
Because our Directors and officers have no experience in running a company that sells electromagnetic percussion systems, they may not be able to successfully operate such a business which could cause you to lose your investment.

We are a development stage company and we intend to manufacture, market, and sell an electromagnetic percussion system. ,Our current directors and officers, have effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. Our success is contingent upon the ability of these individuals to make appropriate business decisions in these areas. However, our directors and officers have no experience in operating a company that sells electromagnetic percussion systems. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and hinder an investor from obtaining a return on his investment in us.

12.
Because directors and officers have other outside business activities and will only be devoting up to 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities.

Our directors and officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Our current directors and officers, intend to devote only approximately 5 hours per week to our business activities. Subsequent to the completion of this offering, we intend to increase our business activities in terms of research, development, marketing and sales. This increase in business activities may require that either our directors and officers engage in our business activities on a full-time basis or that we hire additional employees; however, at this time, we do not have sufficient funds to pursue either option.

13.	If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

We regard our current and future intellectual property as important to our success, and we rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our product or reverse engineer or obtain and use information that we regard as proprietary. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that our intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse affect on our business, financial condition, or results of operations.

14.	We may be subject to intellectual property litigation, such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop a commercially viable product without infringing the proprietary rights of others. Although we have not been notified of any infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market our electromagnetic percussion system in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether or not we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

15.	You will experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against our non-U.S. resident Directors and officers.

Our operations are in Israel. Our Directors and executive officers are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts. In addition, the courts in the country where we are located (Israel) may not permit lawsuits for the enforcement of judgments arising out of the United States and state securities or similar laws. Thus, should any situation arise in the future in which you have a cause of action against these persons or us, you are at greater risk in investing in our Company rather than a domestic company because of greater potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons as opposed to domestic persons or entities.

16.	If and when we sell our products, we may be liable for product liability claims and we presently do not maintain product liability insurance.

The electromagnetic percussion product that we are developing may expose us to potential liability from personal injury or property damage claims by end-users of the product. We currently have no product liability insurance to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that when we commence distribution of our product that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay the liability.

RISKS RELATING TO OUR COMMON STOCK

17.
We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value. We do not need stockholder approval to issue additional shares.

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

18.
Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.  Properties

Our Principal executive offices are located at,c/o Asher Zwebner 216 Jaffa Street Jerusalem  Israel. This location is the office of the CFO   and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October , 2008 under the ticker symbol DYAP. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

On January 26  2009, there were approximately 59 holders of record of the Company's common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 10, 2008 the Company raised $200,000 and issued 20,000,000 shares of its common stock, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this prospectus. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" on elsewhere in this prospectus.

Plan of Operation

We are a development stage company that has licensed the technology and received a patent for an electromagnetic percussion system. The system includes:

(a) a housing;

(b) an instrument connected to, and extending beyond, said housing;

(c) a piston body reciprocatable within said housing and adapted to impact said instrument, said piston body including an intermediate region of a first diameter and an enlarged posterior head of a second diameter, said second diameter being larger than said first diameter;

(d) a driving member reciprocable within said housing, said driving member including a coupling element for slidably accommodating said head of said piston body, thereby coupling said driving member and said piston body together, said coupling element including a plurality of leaves which enclose and confine said head of said piston body when said coupling element is within said housing but which can be moved apart when said coupling element is outside said housing to allow said head of said piston body to be inserted into, or removed from, said coupling element;

(e) an electromagnetically active body connected to said driving member; and

(f) an electromagnetic coil connected to said housing, said coil operationally coupled to said electromagnetically active body so as to cause the reciprocation of said driving member.

The product can be used for a variety of purposes, including use as a chisel, a cutting tool, a magnet, a coil, etc.

Although we have not yet engaged a manufacturer to develop a fully operational prototype of the electromagnetic percussion system, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately three to four months to construct a basic valid prototype of our product. If and when we have a viable prototype, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective is to manufacture the product ourselves through third party sub-contractors and market the product as an off-the-shelf device, and/or to license the manufacturing rights to product and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity. We intend to use the funds to execute our plan of operation.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

General Working Capital

We may be wrong in our estimates of funds required in order to proceed with developing a prototype and executing our general business plan described herein. Should we need additional funds, we would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008 reflects cash in the amount of $131,920.  . Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity. We intend to use the funds to execute our plan of operation.

On December 10, 2008, the Company raised $200,000 and issued 20,000,000 shares of its common stock, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of development and operating expenses including; $50,000  towards the development of a working protype, $$20,000 towards marketing materials and the remaining amount of approximately $130,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern

The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

Off Balance Sheet Arrangements

None.

Item 8.  Financial Statements and Supplementary Data

The Company’s audited financial statements for the periods from March 7, 2008 (inception) to December 31, 2008 are attached hereto in item 15 .

Item 9.  Changes In and Disagreements with Accountants on Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

During the quarter ended December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Dynamic Applications’ management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized Dynamic Applications’ has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

 Item 9B.  Other Information

None.

PART III

Item10.  Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters, and Control Persons

Each of our directors serves for a term of one year or until the successor is elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. Each officer serves, at the pleasure of our board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position and Officer Held
Amir Elbaz	32	President and Chief Executive Officer and Director
Asher Zwebner	45	Chief Financial Officer and Director
Eliran Almog	32	Director

Amir Elbaz, age 32, served as the Executive Vice President & Chief Financial Officer of Lithium Technology Corporation (LTC) until October 2008. Mr. Elbaz joined LTC in 2006 to oversee the finances, reporting, as well as business ventures.

Prior to LTC, Mr. Elbaz served as a director of Prime Capital Investments, BV, a Dutch venture firm (2005-2006), during which he took an active management role and business development at DreamTank LLC and UVU, Inc.

From 2004 to 2005, Mr. Elbaz served as Vice President of Corporate Finance at Cornell Capital Partners, LP. In that position Mr. Elbaz sourced, structured and managed investments in more than dozen public and private companies. Previous to joining Cornell Capital, Mr. Elbaz served for several years as an Analyst with the Economic Department in the Procurement Mission of the Israeli Ministry of Defense in New York City. In that capacity Mr. Elbaz co-headed multi-million dollar negotiations with first tier technology companies, and was in charge of the financial aspects of the day-to-day operations.

Mr. Elbaz holds B.A. from the University of Haifa, Israel, and an MBA in Finance & Investments from Bernard Baruch College, CUNY, New York. Mr. Elbaz is a member of the board of directors of LTC and served in the boards of few technology companies.

Asher Zwebner, age 45, has served as the chief financial officer of PCMT Corporation since October 18, 2007. PCMT Corporation is a Delaware corporation and a development stage company that executed an agreement, on April 30, 2008, pursuant to which it will acquire all of the share capital of Suspect Detection Systems, Ltd., an Israeli developer of proprietary technologies for law enforcement and border control. Since January 1, 2007 Mr. Zwebner has also served as the chief financial officer of SinoBiomed Inc., a Delaware corporation that is engaged in the Chinese biopharmaceutical industry. PCMT Corporation and SinoBiomed Inc. are not affiliated with the Company. Mr. Zwebner served as a director of SinoBiomed Inc. from November 2004 until October 2006. Since May 2002 Mr. Zwebner has also served as the chief financial officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. Prior to that, Mr. Zwebner served as the chief financial officer of SMC Ventures.com and Britannica.com, both private companies located in Israel. From 2000 through 2002, Mr. Zwebner served as a consultant for SMC Ventures, a strategic services firm which provides business consulting services for startup and established companies. From 1995 through 2000 Mr. Zwebner was a senior manager at Kost Forer & Gabbay (a member of Ernst and Young Global). Mr. Zwebner is a certified public accountant in Israel and in the United States, and received a bachelor's degree in accounting and finance from Touro College in 1988.

Eliran Almog, age 32, a former Israeli Air Force pilot with over 10 years of organizational leadership experience in Israel and the United States, is currently a member of our Board of Directors.Currently, Mr. Almog serves as a Marketing Manager in ooVoo, a video chat company based in NYC. Prior to joining ooVoo in 2008, he served as a Vice President of Business Development in Didiom (2007), a mobile music early stage start-up, responsible for new market and licensing initiatives, as well as for identifying, expanding and overseeing Didiom's strategic partnerships worldwide. In 2006, Mr. Almog held a senior role with the procurement department of the Israeli Ministry of Defense in New York. He was responsible for government contracts, multi-million dollar purchasing deals, vendor management, market research and financial modeling. Prior to relocating to the United States in late 2005, Eliran served in the capacity of deputy squadron commander in the Israeli Air Force (1996-2005) holding a rank of a Major. During which time he supervised over 200 officers and soldiers while managing day-to-day operations and training programs with sizeable annual budgets. Mr. Almog earned an MBA from the Babson Graduate School of Business in Massachusetts, and a B.Sc. in Political Science and Geography from Haifa University in Israel.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only four directors, and to date such directors have been performing the functions of an audit committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

Summary Compensation

We have not paid, nor do we owe, any compensation to our executive officer. We have not paid any compensation to our officers since our inception.

We have no employment agreements with any of our executive officers or employees.

Option/Sar Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or Director or employees or consultants since we were founded.

Compensation Of Directors

Effective November 1, 2008, the Company entered into an Employment Agreement with Mr. Amir Elbaz (“Elbaz Agreement”), which engaged Mr. Elbaz on a full time basis as its President and Chief Executive Officer, who will supervise and manage all aspects of the Company’s operations. Pursuant to Elbaz Agreement, Mr. Elbaz will receive an annual salary of $180,000 during the three-year term, commencing on November 1, 2008, payable in monthly installments on the last day of each month.

There are no arrangements other than the above pursuant to which our Directors will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination Of Employment, Change-In-Control Arrangements

There are currently no employment agreements or other contracts or arrangements with our officers or Directors other than with the CEO Mr Elbaz .

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of  January 26 2009 , the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership %
Ehud Barzily	6,000,000	24.00%
Lazar Fruchter	4,000,000	16.00%
Amir Rachmani	1,250,000	5.00%
Spectrum Group	7,000,000	28.00%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On March 7, 2008, we subscribed 1,500,000 shares of our common stock to Mr. Eyal Rosenberg, our former president and a former director, for a payment of $150. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On March 7, 2008, we subscribed 1,500,000 shares of our common stock to Mr. Eliezer Broideh, our former secretary and a former Director, for a payment of $150. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

As of December 31, 2008, the Company owed $300 to Directors, officers, and principal stockholders of the Company for working capital loans.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.”

Item 14.  Principal Accountant Fees and Services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditors.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was $0.

Audit Fees

Weinberg & Associates LLC provided audit services to Dynamic Applications in connection with its annual report for the period from March 8, 2008 (inception) to December 31, 2008. The aggregate fees billed by Weinberg & Associates LLC for the audit of Dynamic Applications annual financial statements during the period March 8, 2008 (inception) to December 31, 2008 was $5,000.

Audit Related Fees

Weinberg & Associates LLC billed $6,000 in fees in 2008 for professional services rendered to Dynamic Applications that are reasonably related to the audit or review of Dynamic Applications’ financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Weinberg & Associates LLC billed no fees in 2008 for professional services rendered to Dynamic Applications in connection with the preparation of Dynamic Applications’ tax returns for the respective periods.

All Other Fees

Weinberg & Associates LLC billed no fees in 2008 for other professional services rendered to Dynamic Applications or any other services not disclosed above.

Audit Committee Pre-Approval

Dynamic Applications does not have a standing audit committee. Therefore, all services provided to Dynamic Applications by Weinberg & Associates LLC as detailed above, were pre-approved by Dynamic Applications’ board of directors.

Item 15.  Exhibits, Financial Statement Schedules

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the SEC on May 6, 2008 and declared effective on May 15, 2008).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the SEC on May 6, 2008 and declared effective on May 15, 2008).

3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S-1, filed with the SEC on May 6, 2008 and declared effective on May 15, 2008).

5.1	Opinion of Legal Counsel (filed as Exhibit 5.1 to Registration Statement on Form S-1, filed with the SEC on May 6, 2008 and declared effective on May 15, 2008)

10.1
Patent Transfer and Sale Agreement dated March 27, 2008 and related Patent assignment  (filed as Exhibit 10.1 to Registration Statement on Form S-1, filed with the SEC on May 6, 2008 and declared effective on May 15, 2008).

10.2	Stock Purchase Agreement dated October 10, 2008, by and among Eyal Rosenberg, Eliezer Broideh and Spectrum Group, Ltd. (Filed as Exhibit 10.1 to Current Report on Form 8-K, filed on October 15, 2008).

10.3	Employment Agreement dated November 1, 2008 by and between Dynamic Applications Corp and Amir Elbaz (Filed as Exhibit 10.2 to Current Report on Form 8-K on filed November 19, 2008).

10.4	Employment Agreement dated October 27, 2008, by and between Dynamic Applications Corp and Asher Zwebner (Filed as Exhibit 10.3 to Current Report on Form 8-K, filed on November 19, 2008)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Dynamic Applications Corp.:

We have audited the accompanying balance sheet of Dynamic Applications Corp. (a Delaware corporation in the development stage) as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for period ended December 31, 2008, and from inception (March 7, 2008) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Applications Corp. as of December 31, 2008, and the results of its operations and its cash flows for the period ended December 31, 2008, and from inception (March 7, 2008) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Weinberg & Associates LLC
Baltimore, Maryland
January 15, 2008

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2008

ASSETS

Current Assets:
Cash	$131,920
Prepaid expenses	20,000

Total current assets	151,920

Other Assets:
Patent, net of accumulated amortization $2,805	15,895

Total other assets	15,895

Total Assets	$167,815

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$17,000
Loans from related parties - Directors and stockholders	300

Total current liabilities	17,300

Total liabilities	17,300

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 25,000,000 shares issued and outstanding	2,500
Additional paid-in capital	237,800
(Deficit) accumulated during the development stage	(89,785)

Total stockholders' equity	150,515

Total Liabilities and Stockholders' Equity	$167,815

The accompanying notes to financial statements
are an integral part of this balance sheet.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH DECEMBER 31, 2008

	Period Ended	Cumulative
	December 31,	From
	2008	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	51,007	51,007
Consulting	28,570	28,570
Amortization	2,805	2,805
Legal - incorporation	2,050	2,050
Other	1,306	1,306

Total general and administrative expenses	85,738	85,738

(Loss) from Operations	(85,738)	(85,738)

Other Income (Expense)
Foreign currency transaction expense	(4,060)	(4,060)
Interest income	13	13

Provision for income taxes	-	-

Net (Loss)	$(89,785)	$(89,785)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,440,000

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (MARCH 7, 2008)
THROUGH DECEMBER 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - March 7, 2008	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	300

Common stock issued for cash	2,000,000	200	59,800	-	60,000

Common stock issued for cash	20,000,000	2,000	178,000	-	180,000

Net (loss) for the period	-	-	-	(89,785)	(89,785)

Balance - December 31, 2008	25,000,000	$2,500	$237,800	$(89,785)	$150,515

The accompanying notes to financial statements are
an integral part of this statement.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH DECEMBER 31, 2008

	Period Ended	Cumulative
	December 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(89,785)	$(89,785)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	2,805	2,805
Changes in net assets and liabilities-
Prepaid expenses	(20,000)	(20,000)
Accounts payable and accrued liabilites	17,000	17,000

Net Cash Used in Operating Activities	(89,980)	(89,980)

Investing Activities:
Acquisition and costs of patent	(18,700)	(18,700)

Net Cash Used in Investing Activities	(18,700)	(18,700)

Financing Activities:
Common stock issued	280,300	280,300
Deferred offering costs applied	(40,000)	(40,000)
Loans from related parties - Directors and stockholders	300	300

Net Cash Provided by Financing Activities	240,600	240,600

Net (Decrease) Increase in Cash	131,920	131,920

Cash - Beginning of Period	-	-

Cash - End of Period	$131,920	$131,920

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

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

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

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

As of December 10, 2008 the Company raised $200,000 and issued 20,000,000 shares of its common stock pursuant to a private placement offering of 28,000,000 shares, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

 (3)  Patent

In March 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Electromagnetic percussion device” for consideration of $17,000 plus legal fees of $1,700. The United States Patent Application 5,497,555 was granted on March 12, 1996. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on April 13, 2008. The cost of obtaining the patent ($17,000) and related legal fees ($1,700) have been capitalized by the Company. The historical cost of the Patent will be amortized over its remaining useful life, which is estimated to be 5 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2008, loans from related parties - Directors and stockholders amounted to $300 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

As of December 10, 2008 the Company raised $200,000 and issued 20,000,000 shares of its common stock pursuant to a private placement offering of 28,000,000 shares, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$20,651
Change in valuation allowance	(20,651)

Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2008, as follows:

2008

Loss carryforwards	$20,651
Less - Valuation allowance	(20,651)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $89,785 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(7)  Related Party Transactions

As described in Note 4, as of December 31, 2008, the Company owed $300 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on March 17, 2008, the Company issued 3,000,000 shares of its common stock to Directors and officers for proceeds of $300.

(8)  Commitments

In May 2008, the Company entered into an Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for services. Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $12,000 payable as follows: $1,000 due at the time of execution of the Agreement; and, $11,000 within 60 days.

Effective on November 1, 2008, the Company entered into an Executive Employment Agreement with Mr. Asher Zwebner (“Zwebner Agreement”), which engaged Mr. Zwebner as its Chief Financial Officer who will perform the operational and financial management of the Company. Pursuant to the Agreement, Mr. Zwebner will receive $2,000 per month during the one-year term, commencing on November 1, 2008 and ending on October 31, 2009. If the Agreement is terminated for any reason by either party during the term, Mr. Zwebner will be entitled to the base salary as if the Agreement expired at the end of the one year term.

In addition to his monthly salary, Mr. Zwebner is entitled to receive prompt reimbursements for all normal and reasonable expenses incurred while performing services as Chief Financial Officer of the Company.

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on ______, 2009.

DYNAMIC APPLICATIONS, CORP.

By:	/s/ Amir Elbaz
Name:	Amir Elbaz
Title:	President, Chief Executive Officer,
and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Elbaz	Director, President, and Chief Executive Officer	January 26 __________, 2009
Name: Amir Elbaz

/s/ Asher Zwebner	Director and Chief Financial Officer	January 26 __________, 2009
Name: Asher Zwebner

/s/ Eliran Almog	Director	January 26 __________, 2009
Name: Eliran Almog