Form 10-Q
period 2009-03-31
DYNAMIC APPLICATIONS CORP
filed 2009-05-06
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148664

DYNAMIC APPLICATIONS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0573566
(State of incorporation)	(IRS Employer ID Number)

C/o Beit Gibor Sport
7 Menachem Begin Street
Ramat Gan ISRAEL 52521
(Address of principal executive offices)

 972 - (3) 611-6262
 (Issuer's telephone number)

46 Techelet Street Modiin Israel 71700
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 6 2009 there were 86,145,000 shares of common stock outstanding ..

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2009

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$62,730	$131,920
Prepaid expenses	7,500	20,000

Total current assets	70,230	151,920

Other Assets:
Patent, net of accumulated amortization $3,740 and $2,805, respectively	14,960	15,895

Total other assets	14,960	15,895

Total Assets	$85,190	$167,815

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$20,000	$17,000
Loans from related parties - directors and stockholders	2,800	300

Total current liabilities	22,800	17,300

Total liabilities	22,800	17,300

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 86,145,000 and 75,000,000 shares issued and outstanding, respectively	8,615	7,500
Additional paid-in capital	269,435	233,400
Discount on common stock	(600)	(600)
Stock subscription receivable	(37,150)	-
(Deficit) accumulated during the development stage	(177,910)	(89,785)

Total stockholders' equity	62,390	150,515

Total Liabilities and Stockholders' Equity	$85,190	$167,815

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Research and development	45,000	-	45,000
Professional fees	28,675	1,750	79,682
Consulting	8,000	-	36,570
Officer's compensation	3,020	-	3,020
Amortization	935	-	3,740
Legal - incorporation	-	2,050	2,050
Other	1,541	-	2,847

Total general and administrative expenses	87,171	3,800	172,909

(Loss) from Operations	(87,171)	(3,800)	(172,909)

Other Income (Expense)	(954)	-	(5,001)

Provision for income taxes	-	-	-

Net (Loss)	$(88,125)	$(3,800)	$(177,910)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	82,801,500	5,400,000

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 7, 2008)
THROUGH MARCH 31, 2009
(Unaudited)

						(Deficit)
						Accumulated
			Additional	Discount	Stock	During the
	Common stock		Paid-in	on Common	Subscription	Development
	Shares	Amount	Capital	Stock	Receivable	Stage	Totals

Balance - March 7, 2008	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	9,000,000	900	-	(600)	-	-	300

Common stock issued for cash	6,000,000	600	59,400	-	-	-	60,000

Common stock issued for cash	60,000,000	6,000	174,000	-	-	-	180,000

Net (loss) for the period	-	-	-	-	-	(89,785)	(89,785)

Balance - December 31, 2008	75,000,000	7,500	233,400	(600)	-	(89,785)	150,515

Common stock issued for cash	11,145,000	1,115	36,035	-	(37,150)	-	-

Net (loss) for the period	-	-	-	-	-	(88,125)	(88,125)

Balance - March 31, 2009	86,145,000	$8,615	$269,435	$(600)	$(37,150)	$(177,910)	$62,390

The accompanying notes to financial statements are
an integral part of this statement.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(88,125)	$(3,800)	$(177,910)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	935	-	3,740
Changes in net assets and liabilities-
Prepaid expenses	12,500	-	(7,500)
Accounts payable and accrued liabilites	3,000	3,800	20,000

Net Cash Used in Operating Activities	(71,690)	-	(161,670)

Investing Activities:
Acquisition and costs of patent	-	(18,700)	(18,700)

Net Cash Used in Investing Activities	-	(18,700)	(18,700)

Financing Activities:
Common stock issued	-	-	240,300
Loans from related parties - directors and stockholders	2,500	18,700	2,800

Net Cash Provided by Financing Activities	2,500	18,700	243,100

Net (Decrease) Increase in Cash	(69,190)	-	62,730

Cash - Beginning of Period	131,920	-	-

Cash - End of Period	$62,730	$-	$62,730

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Dynamic Applications Corp. (“Dynamic Applications” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 7, 2008. The Company has changed its business plan and is now planning to focus its activities in the clean tech industry and is considering various initiatives. The accompanying financial statements of Dynamic Applications were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The Company is planning to focus its activities in the clean tech industry and is considering various initiatives.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 6,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

As of December 10, 2008 the Company raised $200,000 and issued 60,000,000 (post forward stock split) shares of its common stock pursuant to a private placement offering of 28,000,000 shares, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

 (3)  Patent

In March 2008, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Electromagnetic percussion device” for consideration of $17,000 plus legal fees of $1,700. The United States Patent Application 5,497,555 was granted on March 12, 1996. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on April 13, 2008. The cost of obtaining the patent ($17,000) and related legal fees ($1,700) have been capitalized by the Company. The historical cost of the Patent will be amortized over its remaining useful life, which is estimated to be 5 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2009, loans from directors and stockholders amounted to $2,800 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On March 17, 2008, the Company issued 9,000,000 (post forward stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 6,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Registration Statement on Form S-1 was filed with the SEC on May 6, 2008 and declared effective on May 15, 2008.  The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

As of December 10, 2008 the Company raised $200,000 and issued 60,000,000 (post forward stock split) shares of its common stock pursuant to a private placement offering of 28,000,000 shares, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

On February 5, 2009, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of February 5, 2009. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding are 86,145,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2009, was as follows (assuming a 23% effective tax rate):

2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$20,269
Change in valuation allowance	(20,269)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2009, as follows:

2009

Loss carryforwards	$40,919
Less - Valuation allowance	(40,919)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, the Company had approximately $177,910 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire through the year 2029.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2009, the Company owed $2,800 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on March 17, 2008, the Company issued 9,000,000 (post forward stock split) shares of its common stock to Directors and officers for proceeds of $300.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(8)  Commitments

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

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Dynamic Applications,” Company,” “we,” “our” or “us” refer to Dynamic Applications Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1 and Form 10-K, filed with the Securities and Exchange Commission on May 6, 2008 and January 26, 2009, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated in Delaware on March 7, 2008 and are a development stage company. Since inception we have had limited operations. On March 27, 2008, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Appelfeld Zer Fisher, in relation to a patented technology (Patent Number: 5497555). The technology presents the design and development of an electromagnetic percussion machine whose striking piston is made of a single monolithic block of material and which is, as result, more durable and rugged than heretofore comparable device in exchange for a commitment to pay Appelfeld Zer Fisher US $17,000 (Seventeen thousand United States Dollars), according to the condition specified in the Patent Transfer and Sale Agreement related to the Patent Number: 5497555.

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

On March 23, the Company announced that it is exploring an emerging opportunity in the clean technology industry and is considering various other initiatives. The Company believes that the clean technology industry can play a major role in providing solutions to some of the most acute challenges the world faces today. By entering the clean technology industry, The Company intends to contribute to both improving world environmental conditions and creating value for its shareholders.

Change in Management

On February 2, 2009, Amir Elbaz resigned from his positions as President and Chief Executive Officer of the Company effective as of such date. On February 2, 2009, Eliran Almog resigned from his position as director of the Company. Simultaneously with the acceptance of the Messrs. Elbaz and Almog’s resignations, the Board of Directors of the Company appointed Ori Goore as the Chief Executive Officer and a director of the Company, to serve at the discretion of the Board, until his successor is duly appointed and qualified.

The Board of Directors also appointed Eli Gonen as Chairman and a director of the Company, to serve at the discretion of the Board, until his successor is duly appointed and qualified, and Asher Zwebner, the current Chief Financial Officer of the Company, as a director as well.

Forward Stock Split

Effective as of February 5, 2009, the Company implemented a 3 to 1 forward stock split of its issued and outstanding shares of common stock. Pursuant to the split, the 27,715,000 shares of common stock issued and outstanding prior to said date were increased to 86,145,000 shares. The payment date was on February 12, 2009. On such date, 2 additional shares were mailed to the shareholders without any further action on the part of the shareholders.

Plan of Operations

In order to fully evaluate the emerging opportunity in the clean technology industry, the Company intends to investigate the market potential for Kenaf. The Kenaf crop, originated in Africa (USDA web site). It is a natural green row material that grows much faster than comparable crops and offers a broad range of environmental advantages, including the extraordinary capacity to absorb and store huge quantities of CO2 – the most abundant global warming gas, thus providing a substantial mean to cope with global warming (MNN web site).

Traditionally, the Kenaf crop has been used for the production of ropes, bags and similar products. However, in recent years a wide range of new applications have emerged, with Kenaf proving to be an excellent source of pulp for paper production (vision paper - web site). According to public sources a growing number of paper related companies wishing to use environmental friendly row materials are shifting to Kenaf.

Kenaf is also used as a green raw material for the bioplastic industry and has been used extensively in the auto industry by companies like Toyota (Toyota web site) and others.
Kenaf is also used by electronic companies such as NEC, Panasonic (NEC and Panasonic web sites) and others.

The Company intends to conduct a thorough market survey, with an emphasis on China, the world's largest producer and the base for several major manufacturers incorporating Kenaf in their product.

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

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing product we develop. Accordingly, we must raise capital from sources other than the actual sale of the product we develop. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $88,125  for the three months ended March 31, 2009, and a net loss of $3,800 for the three months ended March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements  for the period ending December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of March 31, 2009, we had $62,730  in cash and incurred net losses of $88,125 during the period ending March 31 2009 . During the same period ended March 31, 2008, the Company had $131,920  in cash and incurred net losses of $3,800.

The Company does not believe that its available funds will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources other than advances from certain shareholders for working capital purposes. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company is however seeking additional equity financing from certain financial institutions to enable its continuance with its proposed business plan.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4 Controls and Procedures.

As of the end of the period covered by this report,  we conducted an evaluation, under the supervision and with the  participation of our Chief Executive Officer and Chief  Financial  Officer,  of our  disclosure  controls and  procedures (as defined in Rules  13a-15(e)  and  15d-15(e)  under the 1934 Act).  Based on this evaluation,  the Chief Executive Officer and Chief Financial  Officer concluded that our  disclosure  controls  and  procedures  are  effective  to ensure  that information  required to be  disclosed  by us in reports  that we file or submit under the 1934 Act is recorded,  processed,  summarized and reported  within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms.

Item 4(T) Controls and Procedures.

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.           Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 11,145,000 shares of restricted common stock ( post forward 1-3 split ) in exchange of subscriptions  receivable during the first three months of the year 2009 at an offering price of $0.01 cent per share in accordance to Reg  “S” . As of May 5 2009 $15,000 remained as a receivable in relation to this equity funding .

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Ori Goore, Chief Executive Officer and Director (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Asher Zwebner, Chief Financial Officer and Director(attached hereto)

32.1	Section 1350 Certifications of Ori Goore, Chief Executive Officer and Director(attached hereto)

32.2	Section 1350 Certifications of Asher Zwebner, Chief Financial Officer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC APPLICATIONS CORP.

Dated: May 6 , 2009	By:	/s/ Ori Goore,
	Name:	Ori Goore
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting
Officer)