Form 10-Q
period 2009-06-30
DYNAMIC APPLICATIONS CORP
filed 2009-07-31
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of  July 31  2009 there were 86,145,000 shares of common stock outstanding .

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2009

Financial Statements-

Balance Sheets as of June 30, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through June 30, 2009	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$14,243	$131,920
Prepaid expenses	9,500	20,000

Total current assets	23,743	151,920

Other Assets:
Patent, net of accumulated amortization $4,675 and $2,805, respectively	14,025	15,895

Total other assets	14,025	15,895

Total Assets	$37,768	$167,815

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$23,000	$17,000
Loans from related parties - directors and stockholders	-	300

Total current liabilities	23,000	17,300

Total liabilities	23,000	17,300

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 86,145,000 and 75,000,000 shares issued and outstanding, respectively	8,615	7,500
Additional paid-in capital	269,435	233,400
Discount on common stock	(600)	(600)
(Deficit) accumulated during the development stage	(262,682)	(89,785)

Total stockholders' equity	14,768	150,515

Total Liabilities and Stockholders' Equity	$37,768	$167,815

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Research and development	-	-	45,000	-	45,000
Professional fees	14,430	16,520	43,105	18,270	94,112
Consulting	23,056	-	25,056	-	49,625
Officer's compensation	43,015	-	52,035	-	56,035
Amortization	935	935	1,870	935	4,675
Legal - incorporation	-	-	-	2,050	2,050
Other	3,337	370	4,877	370	6,184

Total general and administrative expenses	84,773	17,825	171,943	21,625	257,681

(Loss) from Operations	(84,773)	(17,825)	(171,943)	(21,625)	(257,681)

Other Income (Expense)	-	-	(954)	-	(5,001)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(84,773)	$(17,825)	$(172,897)	$(21,625)	$(262,682)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	86,145,000	9,000,000	84,482,486	8,224,137

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 7, 2008)
THROUGH JUNE 30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount	During the
	Common stock		Paid-in	on Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals

Balance - March 7, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash	9,000,000	900	-	(600)	-	300

Common stock issued for cash	6,000,000	600	59,400	-	-	60,000

Common stock issued for cash	60,000,000	6,000	174,000	-	-	180,000

Net (loss) for the period	-	-	-	-	(89,785)	(89,785)

Balance - December 31, 2008	75,000,000	7,500	233,400	(600)	(89,785)	150,515

Common stock issued for cash	11,145,000	1,115	36,035	-	-	37,150

Net (loss) for the period	-	-	-	-	(172,897)	(172,897)

Balance - June 30, 2009	86,145,000	$8,615	$269,435	$(600)	$(262,682)	$14,768

The accompanying notes to financial statements are
an integral part of this statement.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(172,897)	$(21,625)	$(262,682)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	1,870	935	4,675
Changes in net assets and liabilities-
Prepaid expenses	10,500	-	(9,500)
Accounts payable and accrued liabilities	6,000	9,320	23,000

Net Cash Used in Operating Activities	(154,527)	(11,370)	(244,507)

Investing Activities:
Acquisition and costs of patent	-	(18,700)	(18,700)

Net Cash Used in Investing Activities	-	(18,700)	(18,700)

Financing Activities:
Common stock issued	37,150	300	277,450
Loans from related parties - directors and stockholders	(300)	30,200	-

Net Cash Provided by Financing Activities	36,850	30,500	277,450

Net (Decrease) Increase in Cash	(117,677)	430	14,243

Cash - Beginning of Period	131,920	-	-

Cash - End of Period	$14,243	$430	$14,243

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and expenses for the period ended June 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective beginning with the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does the Company believe that FSP EITF 03-6-1 would have material effect on its financial position and results of operations if adopted.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2008, loans from directors and stockholders amounted to $300 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand. These loans were paid back to the related parties through June 30, 2009.

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

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2009 and 2008, was as follows (assuming a 23% effective tax rate):
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$39,766	$4,974
Change in valuation allowance	(39,766)	(4,974)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009 and December 31, 2008, as follows:
	2009	2008

Loss carryforwards	$60,417	$20,651
Less - Valuation allowance	(60,417)	(20,651)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, the Company had approximately $262,682 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which expire through the year 2029.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2009, there were no loans owed to Directors, officers, and principal stockholders of the Company for working capital loans.

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

On June 9, 2009, Dynamic Applications Corp. (“Dynamic” or the "Company") entered into a management services agreement with Ori Goore, Dynamic’s principal executive officer and director. The agreement is dated as of June 9, 2009.  The term of the agreement is from the commencement of Mr. Goore's services to the Company on March 1, 2009 until ninety days after either the Company or Mr. Goore provide notice of termination (unless a longer period is specified in such notice or upon immediate termination by the Company "for cause").

Mr. Goore’s agreement provides for a monthly salary of approximately $10,000 (35,639 New Israeli Shekels per month plus value added tax), an annual bonus equal to 5% of the annual profits of the Company above $1 million and reimbursement of specified expenses.   Mr. Goore is also entitled to receive restricted common stock of the Company, which will vest in 1,722,900 share increments each 12 month period following the commencement of his employment, during a four year period.  The agreement provides, in the event of a termination after 12 months of service to the Company, Mr. Goore will receive the monthly salary for each year of service including fractions thereof for service for less than the full year.  The agreement also provides for Mr. Goore to receive any unpaid bonus awarded for the year prior to termination. The agreement imposes obligations on Mr. Goore relating to non-competition.

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

The Company has currently ceased to pursue the development of the patent.

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

Plan of Operations

In order to fully evaluate the emerging opportunity in the clean technology industry, the Company has investigated the market potential for the Kenaf crop. The Kenaf crop, originated in Africa (USDA web site). It is a natural green row material that grows much faster than comparable crops and offers a broad range of environmental advantages, including the extraordinary capacity to absorb and store huge quantities of CO2 – the most abundant global warming gas, thus providing a substantial mean to cope with global warming (MNN web site).

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

The Company has decided to enter the carbon credit market. Under the Kyoto protocol recognized by the US greenhouse, gases that are emitted from various sources, eg, land fields, coal mines, can be traded in the free market, whereby our Company sees a great potential in this growing market and is seeking to capture a share in the related industry.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $172,897  for the six months ended June 30, 2009, and a net loss of $84,733 for the three months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements  for the period ending December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Liquidity and Capital Resources

As of June 30, 2009, we had $14,243 in cash and incurred net losses of $172,897 during the period ending June 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 11,145,000 shares of restricted common stock ( post forward 1-3 split ) in exchange of $37,150 during the six months ended June 30 2009 ..

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months  ended June 30, 2009.

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

DYNAMIC APPLICATIONS CORP .

Dated: July 31, 2009	By:	/s/ Ori Goore,
	Name:	Ori Goore
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting
Officer)