Form 10-K/A
period 2008-12-31
DYNAMIC APPLICATIONS CORP
filed 2009-10-19
CIK 1431934

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

The number of shares of the issuer’s common stock issued and outstanding as of January 26 2009 was 25,000,000 shares.

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
January 15, 2009

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

Signature	Title	Date

/s/ Amir Elbaz	Director, President, and Chief Executive Officer	January 26, 2009
Name: Amir Elbaz

/s/ Asher Zwebner	Director and Chief Financial Officer	January 26, 2009
Name: Asher Zwebner

/s/ Eliran Almog	Director	January 26, 2009
Name: Eliran Almog