Form 10-Q
period 2009-09-30
DYNAMIC APPLICATIONS CORP
filed 2009-11-05
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of  November 5 , 2009 there were 86,495,000 shares of common stock outstanding .

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Financial Statements-

Balance Sheets as of September 30, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through September 30, 2009	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets:
Cash	$68	$131,920
Prepaid expenses	7,500	20,000

Total current assets	7,568	151,920

Other Assets:
Patent, net of accumulated amortization $5,610 and $2,805, respectively	13,090	15,895

Total other assets	13,090	15,895

Total Assets	$20,658	$167,815

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$16,500	$17,000
Loans from related parties - directors and stockholders	12,000	300

Total current liabilities	28,500	17,300

Total liabilities	28,500	17,300

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 86,445,000 and 75,000,000 shares issued and outstanding, respectively	8,645	7,500
Additional paid-in capital	284,405	233,400
Discount on common stock	(600)	(600)
(Deficit) accumulated during the development stage	(300,292)	(89,785)

Total stockholders' equity	(7,842)	150,515

Total Liabilities and Stockholders' Equity	$20,658	$167,815

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND
2008, AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Research and development	-	-	45,000	-	45,000
Professional fees	14,244	6,360	57,349	24,630	108,356
Consulting	15,053	1,520	40,108	1,520	64,678
Officer's compensation	6,800	-	58,835	-	62,835
Investor relations	401	-	2,056	-	2,056
Amortization	935	935	2,805	1,870	5,610
Legal - incorporation	-	-	-	2,050	2,050
Other	177	307	3,400	677	4,706

Total general and administrative expenses	37,610	9,122	209,553	30,747	295,291

(Loss) from Operations	(37,610)	(9,122)	(209,553)	(30,747)	(295,291)

Other Income (Expense)	-	(984)	(954)	(984)	(5,001)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(37,610)	$(10,106)	$(210,507)	$(31,731)	$(300,292)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	86,193,913	13,500,000	85,042,747	10,557,693

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 7, 2008)
THROUGH SEPTEMBER  30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount	During the
	Common stock		Paid-in	on Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals

Balance - March 7, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash	9,000,000	900	-	(600)	-	300

Common stock issued for cash	6,000,000	600	59,400	-	-	60,000

Common stock issued for cash	60,000,000	6,000	174,000	-	-	180,000

Net (loss) for the period	-	-	-	-	(89,785)	(89,785)

Balance - December 31, 2008	75,000,000	7,500	233,400	(600)	(89,785)	150,515

Common stock issued for cash	11,145,000	1,115	36,035	-	-	37,150

Common stock issued for cash	300,000	30	14,970	-	-	15,000

Net (loss) for the period	-	-	-	-	(210,507)	(210,507)

Balance - September 30, 2009	86,445,000	$8,645	$284,405	$(600)	$(300,292)	$(7,842)

The accompanying notes to financial statements are
an integral part of this statement.

DYNAMIC APPLICATIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (MARCH 7, 2008)
THROUGH SEPTEMBER  30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(210,507)	$(31,731)	$(300,292)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	2,805	1,870	5,610
Changes in net assets and liabilities-
Prepaid expenses	12,500	-	(7,500)
Accounts payable and accrued liabilities	(500)	15,000	16,500

Net Cash Used in Operating Activities	(195,702)	(14,861)	(285,682)

Investing Activities:
Acquisition and costs of patent	-	(18,700)	(18,700)

Net Cash Used in Investing Activities	-	(18,700)	(18,700)

Financing Activities:
Common stock issued	52,150	60,300	292,450
Loans from related parties - directors and stockholders	11,700	3,950	12,000

Net Cash Provided by Financing Activities	63,850	64,250	304,450

Net (Decrease) Increase in Cash	(131,852)	30,689	68

Cash - Beginning of Period	131,920	-	-

Cash - End of Period	$68	$30,689	$68

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and expenses for the period ended September 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Subsequent events

The Company evaluated events occurring between the balance sheet date and October 30 , 2009 , the date the financial statements were issued.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 as of September 30, 2009.

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

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, The Company has commenced activity in the carbon credit market.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4) Loans from Related Parties - Directors and Stockholders

As of September 30, 2009, loans from directors and stockholders amounted to $12,000 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

On February 5, 2009, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of February 5, 2009. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 86,145,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On August 9, 2009, the Company agreed to issue to each of Messrs. Palas, Keshet and Weinberg 7,178,750 shares of the common stock of the Company, which constituted an aggregate total of 21,538,250 of such shares in connection with the execution of a Cooperation and Partnership Agreement with GBH, pursuant to which, among other things, GBH agreed to contribute, convey, assign and transfer to the Company all of GBH's rights title and interest in specified carbon credit projects.These share issuances are subject to the prior finalization and approval of a stock plan relating to the common stock under applicable Israeli law by the Company and/or its Israeli subsidiary, which finalization and approval remains pending.

On September 16, 2009, the Company raised $15,000 and issued 300,000 (post forward stock split) shares of its common stock pursuant to a private placement offering, at a purchase price of $0.05 per share.

On October 13, 2009 Dynamic Applications Corp. entered into an amendment to the Executive Employment Agreement between the Company and Mr. Asher Zwebner, the Company's chief financial officer.  Under the Amendment, Mr. Zwebner's term of employment is extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the employment agreement, Mr. Zwebner will be entitled to receive 500,000 shares of common stock in the Company.  This restricted stock vests in 12 equal monthly installments at the end of each month beginning in October 1, 2009 for so long as Mr. Zwebner has not been terminated or ceases employment with the Company.

 (6) Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2009 and 2008, was as follows (assuming a 23% effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$48,417	$7,298
Change in valuation allowance	(48,417)	(7,298)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009 and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$69,067	$20,651
Less - Valuation allowance	(69,067)	(20,651)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, the Company had approximately $300,292 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which expire through the year 2029.

(7) Related Party Transactions

As described in Note 4, as of September 30, 2009, the Company owed $12,000 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on March 17, 2008, the Company issued 9,000,000 (post forward stock split) shares of its common stock to Directors and officers for proceeds of $300.

Effective February 1, 2009, Dynamic Applications entered into a consulting agreement with Go Alfa Ltd. and designating Eli Gonen, one of the Company's directors, as the person to perform the services on behalf of Go Alfa Ltd. The term of the agreement is from the commencement of Mr. Gonen's/Go Alfa's services to the Company and until ninety days after either the Company or Mr. Goore provide notice of termination (unless a longer period is specified in such notice or upon immediate termination by the Company "for cause").  This consulting agreement provides for a monthly fee of $5,000 from the commencement of the agreement until July 31. As of August 1, the monthly fee is $8,000 per month. Mr Gonen is entitled to receive an aggregate amount of 6 million ordinary shares of the Company.  These shares shall vest in four equal annual installments, commencing as of the consummation of 12 months from May 1, 2009 provided that on each vesting date the agreement with Go Alfa is still in effect.

 (8) Commitments

Effective on November 1, 2008, the Company entered into an Executive Employment Agreement with Mr. Asher Zwebner (“Zwebner Agreement”), which engaged Mr. Zwebner as its Chief Financial Officer who will perform the operational and financial management of the Company. Pursuant to the Agreement, Mr. Zwebner will receive $2,000 per month during the one-year term, commencing on November 1, 2008 and ending on October 31, 2009. If the Agreement is terminated for any reason by either party during the term, Mr. Zwebner will be entitled to the base salary as if the Agreement expired at the end of the one year term. On October 13, 2009 Dynamic Applications Corp. entered into an amendment to the Executive Employment Agreement between the Company and Mr. Asher Zwebner, the Company's chief financial officer.  Under the Amendment, Mr. Zwebner's term of employment is extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the employment agreement, Mr. Zwebner will be entitled to receive 500,000 shares of common stock in the Company.  This restricted stock vests in 12 equal monthly installments at the end of each month beginning in October 1, 2009 for so long as Mr. Zwebner has not been terminated or ceases employment with the Company.

In addition to his monthly salary, Mr. Zwebner is entitled to receive prompt reimbursements for all normal and reasonable expenses incurred while performing services as Chief Financial Officer of the Company. Effective February 1, 2009, Dynamic Applications entered into a consulting agreement with Go Alfa Ltd. and designating Eli Gonen, one of the Company's directors, as the person to perform the services on behalf of Go Alfa Ltd. The term of the agreement is from the commencement of Mr. Gonen's/Go Alfa's services to the Company and until ninety days after either the Company or Mr. Goore provide notice of termination (unless a longer period is specified in such notice or upon immediate termination by the Company "for cause").  This consulting agreement provides for a monthly fee of $5,000 from the commencement of the agreement until July 31. As of August 1, the monthly fee is $8,000 per month. Mr Gonen is entitled to receive an aggregate amount of 6 million ordinary shares of the Company.  These shares shall vest in four equal annual installments, commencing as of the consummation of 12 months from May 1, 2009 provided that on each vesting date the agreement with Go Alfa is still in effect.

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

On August 9, 2009, the Company entered into a Cooperation and Partnership Agreement with Green Biofuels Holding Ltd., or GBH, an Israeli corporation. Under this agreement GBH agreed to contribute, convey, assign and transfer all of GBH's rights title and interest in specified Carbon Reduction Projects.  As compensation, the Company agreed to pay GBH a compensation payment of 3% of the first six years of total gross income derived from an accepted project, from income paid to Dynamic or to any third party recruited by Dynamic to participate in such project or to any of its affiliated companies. The payment will apply only when the total gross income derived from the accepted project reaches 1 million Euros for the first time.

The Company further agreed to arrange financing of 44,000 Euro for a Fuxin Project by August 19, 2009, and 26,000 Euro for a coal mine and two projects in the Ukraine and Kazakhstan by August 27, 2009. In addition, the Company agreed to provide further financing for the benefit of these aforesaid projects in the amount of 100,000 Euro up until September 15, 2009 and 110,000 Euro up until October 1, 2009. The Company has not as of yet arranged for these financings but however is continuing to seek such financings thru the issuance of debt and/or equity securities whereby the agreements with GBH are still in effect and the delay on the financing has not had an adverse affect on the agreements.

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

Effective February 1, 2009, Dynamic Applications entered into a consulting agreement with Go Alfa Ltd. and designating Eli Gonen, one of the Company's directors, as the person to perform the services on behalf of Go Alfa Ltd. The term of the agreement is from the commencement of Mr. Gonen's/Go Alfa's services to the Company and until ninety days after either the Company or Mr. Goore provide notice of termination (unless a longer period is specified in such notice or upon immediate termination by the Company "for cause").  This consulting agreement provides for a monthly fee of $5,000 from the commencement of the agreement until July 31. As of August 1, the monthly fee is $8,000 per month. Mr Gonen is entitled to receive an aggregate amount of 6 million ordinary shares of the Company.  These shares shall vest in four equal annual installments, commencing as of the consummation of 12 months from May 1, 2009 provided that on each vesting date the agreement with Go Alfa is still in effect.

Change in Management

NONE

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

On March 23, 2009, the Company announced that it is exploring an emerging opportunity in the clean technology industry and is considering various other initiatives. The Company believes that the clean technology industry can play a major role in providing solutions to some of the most acute challenges the world faces today. By entering the clean technology industry, the Company intends to contribute to both improving world environmental conditions and creating value for its shareholders. The Company's current focus in the clean technology industry include activity in the carbon credit markets. The Company has also started an initiative regarding the industrial application of the Kenaf crop and completed a market research of the Kenaf market in China.

On June 10, 2009, the Company announced it had started initial negotiation discussions with coal mines in China for the purpose of tailoring a carbon credit deal. On August 9, 2009, the Company entered into a Cooperation and Partnership Agreement with Green Biofuels Holding Ltd., or GBH, an Israeli corporation. Under this agreement GBH agreed to contribute, convey, assign and transfer all of GBH's rights title and interest in specified carbon credit projects.  The Company has been in the process of developing and arranging financing for the development of these projects.

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

Liquidity and Capital Resources

As of September 30 , 2009, we had $68  in cash and incurred net losses of $210,507  during the period ending September 30 , 2009.

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

Item 4 Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 300,000 shares of restricted common stock ( post forward 1-3 split ) in exchange of $15,000 during the nine months ended September 30 2009 ..

On August 9, 2009, the Company agreed to issue to each of Messrs. Palas, Keshet and Weinberg 7,178,750 shares of the common stock of the Company, which constituted an aggregate total of 21,538,250 of such shares in connection with the execution of a Cooperation and Partnership Agreement with GBH, pursuant to which, among other things, GBH agreed to contribute, convey, assign and transfer to the Company all of GBH's rights title and interest in specified carbon credit projects.These share issuances are subject to the prior finalization and approval of a stock plan relating to the common stock under applicable Israeli law by the Company and/or its Israeli subsidiary, which finalization and approval remains pending.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months  ended September 30, 2009.

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

DYNAMIC APPLICATIONS CORP .

Dated: November 5, 2009	By:	/s/ Ori Goore,
	Name:	Ori Goore
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting
Officer)