Form 10-K/A
period 2008-12-31
DYNAMIC APPLICATIONS CORP
filed 2010-01-28
CIK 1431934

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

The issuer’s revenues for its most recent fiscal year were $ 0 ___

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

Documents Incorporated By Reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Dynamic Applications Corp., unless the context otherwise indicates .

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

6.
As a development stage company, we may experience substantial cost overruns in developing our prototype and creating a strategy for future stages such as manufacturing and marketing our product, and we may not have sufficient capital to successfully complete the development and marketing of our product .

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

7.	We will rely on third parties to develop a prototype and to manufacture our proposed product .

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

11.
Because our Directors and officers have no experience in running a company that sells electromagnetic percussion systems, they may not be able to successfully operate such a business which could cause you to lose your investment .

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Name	Age	Position and Officer Held
Ori Goore	34	President and Chief Executive Officer and Director
Asher Zwebner	45	Chief Financial Officer and Director

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

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity .

As of December 10, 2008 the Company raised $200,000 and issued 20,000,000 shares of its common stock pursuant to a private placement offering of 28,000,000 shares, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity .

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

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity .

As of December 10, 2008 the Company raised $200,000 and issued 20,000,000 shares of its common stock pursuant to a private placement offering of 28,000,000 shares, at a purchase price of $0.01 per share. The Company received proceeds of $200,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity .

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on  January 28 2010.

DYNAMIC APPLICATIONS, CORP.

By:	/s/ Ori Goore
Name:	Ori Goore
Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ori Goore	Director, President, and Chief Executive Officer	January 28, 2010
Name: Ori Goore

/s/ Asher Zwebner	Director and Chief Financial Officer	January 28, 2010
Name: Asher Zwebner