Form 10-K
period 2012-12-31
DYNAMIC APPLICATIONS CORP
filed 2013-04-15
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 0-54856

DYNAMIC APPLICATIONS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

c/o Eli Gonen, 14 Menachem Begin Street, Ramat Gan, Israel	52700
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (972) 3-7523922

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.00001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2012, the aggregate market value of the 142,182 common stock held by non-affiliates of the Registrant was approximately $11,375 based on the last trade of the Registrants common stock at $0.18 on March 28, 2013. On March 31, 2013, the Registrant had 15,829,450 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings.

We were incorporated in Delaware on March 7, 2008 and are a development stage company engaged in the business of developing equipment covered by a patent (Patent No. 5,497,555). We acquired the patent from Appelfeld Zer Fisher ("AZF"), an Israeli law firm that specializes in intellectual property law including among other things the filing, prosecuting and the commercialization of patents, in a patent transfer and sale agreement dated March 27, 2008 (the "Patent Agreement") for consideration of $17,000. The patent and related technology covers the design and development of an electromagnetic percussion device with a striking piston made of a single monolithic block (the "Patented Device"). Prior to the Patent Agreement with AZF, the Company had not been involved in any similar patent transactions and our management, while having significant business experience, did not have any meaningful experience in technological areas generally or in the field of electromagnets specifically. However, the Company's CFO, a CPA and attorney by training, had served as a consultant to other reporting companies by principally providing SEC reporting and disclosure services. These included companies that had also acquired other patents pursuant to similar patent transfer and sale agreements with AZF, as follows: Crown Dynamics Corp., Dynamic Ventures Corp., Consumer Products Services Group (formerly Global Dynamics Corp.) and Advanced Ventures Corp., all companies with securities registered under Section 12 of the Exchange Act. In addition, we understand that another issuer, Santa Fe Petroleum, Inc. (formerly Baby All Corp.), filed an S-1in 2011 with disclosure that it had acquired a patent from a party other than AZF. The foregoing information was provided to the Company by its CFO/Director, Mr. Asher Zwebner. We are not aware of other public companies that may have been involved in patent acquisition agreements with AZF.

On May 5, 2008, we filed a registration statement on Form S-1 pursuant to which we offered and sold to the public 2,000,000 shares of our common stock at $0.04 per share, resulting in gross proceeds of $80,000 and net proceeds of approximately $60,000. Notwithstanding our successful IPO and a subsequent raise of approximately $200,000 in December 2008, the Company cash resources were applied to a significant extent to executive compensation and consulting fees, without devoting resources to the development of the Patented Device. During the period from December 31, 2008 through September 30, 2009, the Company's cash position was reduced from approximately $130,000 to less that $100 and the Company announced that it had ceased efforts to pursue development of the patent.

The Company became delinquent in its reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act") by it failure to file its annual report on Form 10-K for its year-ended December 31, 2009, any quarterly reports in 2010 and its Form 10-K for the year-ended December 31, 2010. On July 26, 2011, the Company filed Form 15 to terminate its registration under the Exchange Act.

During 2011, we had discussions with a limited number of unaffiliated persons and shareholders for the purpose of investing in our securities as part of a plan on our part to pursue the development of our Patented Device. As part of the renewed interest in development of our Patented Device with view to its commercial exploitation, we became current with the OTC Markets by filing all requisite reports required by SEC Rule 15c2-11. We have continued to be current under the rules of the OTC Markets and we filed a Form 10/12G to again become a reporting company under the Exchange Act. We are in the comment stage with respect to our Form 10/12G/A.

During 2011 and 2012, we had preliminary discussions together with our investors related to renewing our efforts to develop our Patented Device, which was the reason our investors had a renewed interest in our Company. As a result, we engaged the services of a chief scientific advisor with extensive experience in engineering and electromagentics and in April 2013 we entered into a Development/Manufacturing and Marketing Agreement. See the disclosure under "Third Party Manufacturers," "Employees," "Recent Developments" and "Subsequent Events" below.

Electromagnetic Percussion Devices

 Generally, an electromagnetic percussion device is comprised of the following: (a) a housing; (b) an instrument connected to, and extending beyond, the housing; (c) a driving member reciprocal within the housing, the driving member including an intermediate region of a first diameter and an enlarged anterior head of a second diameter, the second diameter being larger than the first diameter; (d) a piston body reciprocal within the housing and adapted to impact the instrument, the piston body including a coupling element for slidably accommodating the head of the driving member, thereby coupling the driving member and the piston body together, the coupling element including a plurality of leaves which enclose and confine the head of the driving member when the coupling element is within the housing but which can be moved apart when the coupling element is outside the housing to allow the head of the driving member to be inserted into, or removed from, the coupling element; (e) an electromagnetically active body connected to the driving member; and (f) an electromagnetic coil connected to the housing, the coil operationally coupled to the electromagnetically active body so as to cause the reciprocation of the driving member.

From our inception through December 31, 2012, we were unable and, in fact, did not devote any significant efforts to develop, either alone or with third parties, a Prototype of our Patented Device. Notwithstanding the foregoing, our management, which has remained virtually unchanged since inception, continued to believe in the potential of our Patented Device.

Based upon the information that we received when we acquired the rights to the Patented Device we believed, and continue to believe, that our Patented Device incorporated a unique design in which the positions of the electromagnetic coil and electromagnetically active body are reversed. This advantage, we understood, should successfully address the shortcomings of the previously known configurations by providing an electromagnetic percussion device whose striking piston is made of a single monolithic block of material and which, as a result, should be more durable and rugged than heretofore comparable devices described above. Further, in our Patented Device, our design provides that prior to impact between the anterior end of piston body and the posterior end of the instrument, the current in the electromagnetic coil switches direction. This is designed to decelerate the motion of driving member leaving the piston body unaffected by the switch in current direction, creating a small gap between itself and driving member so that at this moment piston body strikes the instrument there is no direct contact between piston body and the driving member. As a result, no impact shock is transmitted from piston body to driving member thereby reducing wear on driving member and its permanent magnet thereby significantly increasing its useful life and reliability.

Our management's position is that its belief in the Patented Device, notwithstanding the rather lengthy delay in development and its mistaken determination in July 2011 to cease development efforts, was justified based upon its ability to successfully conclude the agreement with GUMI, as described more fully below as well as in its Form 8-K filed with the SEC on March 5, 2013.

Third-Party Manufacturers-Relationship with GUMI Tel Aviv Ltd

Because of our limited financial and personnel resources, our plan since the acquisition of the Patent, has been to rely on third parties to develop a Prototype of the Patented Device and thereafter to contract for the manufacture and marketing of commercial models of our Patented Device. To that end, subsequent to our year ended December 31, 2012, we entered into a distribution agreement with GUMI Tel Aviv Ltd, a major, privately-held Israeli technology company engaged in the manufacture and sale of industrial equipment ("GUMI"). See the discussion under "Subsequent Events" below.

Intellectual Property

On March 27, 2008, we executed the Patent Agreement with AZF , the owner of the technology, pursuant to which we acquired all right, title and interest in, the Patented Device and the underlying patent, the application for which was filed with the United States Patent and Trademark Office ("USPTO") on December 19, 1994. On April 13, 2008, the patent assignment to the Company was recorded in the USPTO. We understand that no actions were taken with respect to exploitation of the patent from December 1994 through April 2008.

For patent applications that were pending and for patents that were still in force on June 8, 1995, the patent term is the later of either 17 years from the patent issue date or 20 years from the filing date of the earliest U.S. application to which priority is claimed. All patents that issued on an application that was filed before June 8, 1995, have a term that is the greater of the 20 year term or 17 years from the patent grant (See 35 U.S.C. 154(c).)

Because our US patent 5,497,555 is based on US application filed Dec. 19, 1994 (i.e. before 08/06/1995), our patent will expire 20 years to application file date of Dec. 19, 1994, or an expiration date of Dec.18, 2014.

Competition

There are many companies in the electromagnetic percussion field, including major international manufacturers, having far greater financial and other resources, together with significantly greater operating histories, than the Company. We are not, however, aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature that incorporates a design in which the positions of the electromagnetic coil and electromagnetically active body are reversed.

We believe our patented technology and design incorporated in our Patented Device, should permit us to successfully addresses certain shortcomings of the presently known configurations by providing an electromagnetic percussion machine whose striking piston is made of a single monolithic block of material. The Company believes that its technology is more durable and rugged than previous technologies and/or methods. Notwithstanding the foregoing, in view of the fact that we have not yet produced a working Prototype nor any commercial models of our Patented Device, there can be no assurance that our beliefs about the durability will prove to be correct.

Existing Or Potential Future Government Regulations

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

Employees

Other than our current officers and directors, and our recently retained chief scientific advisor, Gennady Nickelshpur, we have no other full-time or part-time employees. During the next twelve months, we believe that we may be required to hire a limited number of either full or part-time employees to further our business plan related to our Patented Device as well as retain one or more additional advisors to supplement the efforts of Mr. Nickelshpur. Our hiring plan is dependent upon available financial resources. We expect that when we complete development of our Patented Device, principally with the efforts of Mr. Nickelshpur, the timing of which we cannot assure, and assuming that our resources are sufficient, that we will need to hire up both part-time and full-time employees and scientific advisors for our operations as they grow.

Recent Developments

On October 26, 2012, the Company's reverse stock split on a 1:100 basis ("Reverse Split") was implemented and approved by FINRA. In connection with the Reverse Split, the Company also amended its Certificate of Incorporation to reduce its authorized shares of common stock from 20 billion shares, consisting of 19.8 billion shares of common stock and 20 million shares of preferred stock to 520 million shares consisting of 500 million shares of common stock and 20 million shares of preferred stock. While there can be no assurance, the Company believes that its capital structure, as amended, should make investment in our shares of common stock potentially more desirable to investors and the financial community in general.

As of March 31, 2010, the Company was not in compliance with Section 13(a) of the Exchange Act because the Company had failed to file its annual report for the year ended December 31, 2009. Subsequently, the Company failed to file its quarterly reports for the period ended March 31, 2010, June 30, 2010, September 30, 2010, its annual report for the year ended December 31, 2010, its quarterly report for the period ended March 31, 2011 and June 30, 2011. The Company filed a Form 15 on July 27, 2011 to seek suspension of duty to file reports under Section 15(d) of the Exchange Act. At the time the suspension of duty to file reports under Section 15(d) of the Exchange Act became effective, we were not in compliance with the reporting requirements of the Exchange Act. Following the effective date of our registration statement on Form S-1, on May 15, 2008, we had been voluntarily filing Exchange Act reports.

There is currently only a very limited trading market in our shares. There can be no assurance, that an active trading market for our common stock will commence. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. Nevertheless, we believe that our recently implemented Reverse Split and the amendment to our capital structure, together with our ability to raise capital through loans from our directors, officers and affiliated persons, should make investment in our shares more desirable to investors and to the financial community.

Termination of Green Biofuels Holding Ltd. Agreement

On January 12, 2010, the Company entered into a termination agreement with Green Biofuels Holding Ltd., an Israeli corporation ("GBH"), and Messrs. Shlomo Palas, Samuel Keshet and Eliezer Weinberg (the "Termination Agreement"). Pursuant to the Termination Agreement, the original Cooperation and Partnership Agreement with GBH, dated August 9, 2009, for which the Company paid no consideration, and any rights, title and interest and all obligations and liabilities arising out of or relating to the Carbon Credit Project (as defined in such agreement) were contributed and transferred from the Company to GBH and assumed by GBH and the August 8, 2009 agreement was terminated. At the same date as the Termination Agreement, the Company and Messrs. Shlomo Palas, Samuel Keshet and Eliezer Weinberg (the "Subscribers") terminated the Private Placement Subscription Agreement between the Company and the Subscribers, and the shares, which had never been issued, were effectively cancelled.

Subsequent Events

On January 15, 2013, the Company entered into a consulting agreement with Gennady Nickelshur to serve as the Company's chief scientific advisor ("CSO"). The agreement with Mr. Nickelshpur provides for cash compensation based upon an hourly rate and the grant to the CSO of options pursuant to an ESOP to be adopted by the board of directors. The terms of the ESOP have yet to be determined. Reference is made to the disclosure under Item 10. "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON" below.

On March 5, 2013, the Company and GUMI Tel Aviv Ltd, a major, privately-held Israeli technology company ("GUMI"), entered into development/manufacturing/marketing agreement ("GUMI Agreement"). GUMI is engaged in the manufacture, import/export, marketing and install industrial equipment and designing technical solutions to major Israeli customers, including, among others, the Israeli Defense Forces (IDF), El-Al Airlines, major Israeli Aerospace companies, as well as foreign industrial customers. Further, GUMI recently entered into a Joint Venture with a large Indian industrial company to build a factory in India to manufacture specially designed pipes for the aviation industry. GUMI has eight operating subsidiaries, approximately 200 full-time employees, more than 100 sub-contractors, and is among Israel's largest manufacturers and distributors of industrial equipment.

Pursuant to the GUMI Agreement, GUMI agreed to: (i) complete the development of the Prototype of the Patented Device; (ii) manufacture the commercial model(s) of the Patented device; and (iii) market the commercial model(s) of the Patented Device.

In consideration for developing the Prototype and manufacturing and marketing/distributing commercial models of the Patented Device as well as incurring all related costs and expenses in connection therewith, the Company shall compensate GUMI as follows: (i) upon the execution of the GUMI Agreement, the Company granted GUMI warrants (the "Warrants") exercisable to purchase 200,000 shares of the Company's common stock ("Warrant Shares") at an exercise price of $0.05 per share (the "Exercise Price"); (ii) upon completion of the Prototype, granting GUMI additional Warrants to purchase 200,000 additional Warrant Shares at the Exercise Price; and (iii) upon completion of a Commercial Device ready for manufacture and sale, granting GUMI additional Warrants to purchase 200,000 additional Warrant Shares at the Exercise Price. The Warrants shall expire 3 years from the date of each grant and shall be subject to adjustment in the event of any recapitalization of the Company's capital stock.

In addition to the consideration represented by the grant of Warrants, the Agreement further provides that following commencement of sale of the Commercial Device and until such time that GUMI has recouped all costs and expenses that it has incurred and paid in connection with the completion of development of the Prototype and the manufacture of the Commercial Device ("Date of Recoupment"), one hundred (100%) percent of the net sales revenues shall be paid and distributed to GUMI. On and after the Date of Recoupment, net sales revenues shall be paid sixty-five (65%) percent to GUMI and thirty-five (35%) percent to the Company.

We were informed by GUMI on April 4, 2013 that it has made significant progress toward completion of the development of the Prototype. GUMI has further informed us that it identified and is negotiating with an engineer with extensive R&D experience to lead the development project in order to expedite their efforts to produce a working Prototype. Gumi also reported that as soon as the engineer is engaged, they expect that they will be able to present us with commercial models of our Patented Device within approximately 12 to 16 weeks. As a result, it is our hope and expectation that we will have commercial models available for sale during 2013.

Reference is made to the Company's Form 8-K filed with the SEC on March 7, 2013 to which the GUMI Agreement is attached as an exhibit 10.3.

ITEM 1A. RISK FACTORS Back to Table of Contents

We are a development stage company with only a limited operating history and may never be able to carry out our business plan or achieve any revenues or profitability; as a development stage company, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment and growth of a development stage business. We were established on March 6, 2008, for the purpose of engaging in the development, manufacture, and sale of our Patented Device. While we have not generated any revenues nor have we realized a profit from our operations to date, we believe that our recent ability to raise capital from affiliated persons should enhance our ability to raise equity capital from potential third-party investors so as to permit us to complete development of our business plan, which includes completing a Prototype of our Patented Device. There can be no assurance that we will be able to generate any significant revenues or profitability, if at all, from our Patented Device. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in growing a development stage business in our industry and, as a result, our Company is a highly speculative venture involving significant financial risk.

We expect to incur operating losses in the next twelve months because we have only a very limited ability to generate revenues from operations unless and until our recently completed Prototype results in the development of a working Prototype followed by models of commercially viable Patented Devices.

To date we have not generated revenues from our Patented Device business. Our Patented Device is not currently available for sale, and we are dependent upon GUMI for its continued development. We expect to incur operating losses over the next twelve months and until GUMI is successful in developing a working Prototype of our Patented Device. We recognize that if we are unable to generate revenues, we may not be able to continue operations. There can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

We expect that during the next twelve months, we will have to continue to rely on loans from and/or purchases of our capital stock by our affiliates to fund our operating expenses; we may require additional funds through the sale of our common stock from third parties; this will be dependent upon favorable market conditions and interest in our business activities by investors.

We have limited cash resources to fund our administrative and operating expenses for the next twelve months. be dependent upon GUMI Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or through the issuance of restricted shares to investors. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the implementation of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, we may have to suspend or cease operations within twelve months.

Our audited financial statements for the period from March 7, 2008 (inception) through December 31, 2012, were prepared using the assumption that we will continue our operations as a going concern. We were incorporated on March 7, 2008, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses or our proposed research and development program for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company's shares of common stock.

We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our Patented Device is unproven to date. We have only a very limited operating history which makes it difficult to evaluate the future prospects of our business. While our management and principal shareholders purchased restricted shares of common stock during 2012, there can be no assuance that our business operations will prove to be successful is correct or that affiliates will continue to invest in the Company. We continue to be dependent upon funding from affiliated persons/principal shareholders and officers. Accordingly, there is only a limited basis upon which potential investors would be able to assess the likelihood that we will be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

We must rely on third parties to develop a working Prototype and manufacture and distribute commercial models or our Patented Device.

Subsequent to our year ended December 31, 2012, we entered into the GUMI Agreement for the development, manufacture and sale of our Patented Device, which resulted in the completion of the non-working Prototype., We are completely dependent upon GUMI's success in being able to develop a working Prototype and thereafter being able to manufacture and distribute models of a commercially viable Patented Device. If the implementation of our Agreement with GUMI does not develop in a timely economically satisfactory economic manner, or if GUMI is not successful in creating a meaningful market for our Patented Device, GUMI may determine not to devote substantial economic and personnel resources to the manufacture and marketing of our Patented Device. If GUMI, for any reason, fails to perform, we could experience significant time delays or we may be unable to commercialize or continue our business plan.

We are a small development stage company with limited resources compared to some of our potential competitors and we may not be able to compete effectively and develop and thereafter increase market share.

The electromagnetic percussion system industry is very competitive and although we believe our technology offers unique development opportunities, we cannot guarantee that these features we believe to be unique are enough to effectively capture a significant enough market share to successfully launch our product or sustain any market that GUMI may be able to generate. Most of our competitors, assuming GUMI is successful in developing, manufacturing and marketing models of our Patented Device, have longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and customers than we have, notwithstanding the significant role that GUMI will have. As a result, these competitors have greater name credibility with our potential distributors and customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success will depend on our relationships with a third party for their manufacturing, distribution channels and marketing expertise.

We have contracted with GUMI Tel Aviv Ltd to complete development of a working Prototype and to manufacture and sell models of our Patented Device. Our future revenue growth, if any, will depend in large part on the success of GUMI's efforts. In the event that GUMI is not successful in fulfilling any part of their obligations under our Agreement, or if our Patented Device products do not develop a market that GUMI deems satisfactory to recoup its costs and generate a profit, we may not be able to secure any other manufacturing and distribution relationship with third parties. Our failure to maintain our distribution channels, the loss of our distribution relationship with GUMI, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable, which would have a material adverse effect on the Company.

Our board of directors and executive officers have very limited experience in managing a technology company; they may not be able to successfully operate such a business, which could cause you to lose your investment

We are a development stage company and, utilizing the services and expertise of GUMI, we intend to manufacture, market, and sell commercial models of our Patented Device, an electromagnetic percussion system. Our current directors and officers have effective control over all decisions regarding both policy and operations of our Company with no oversight from other persons. Because of the limited experience, our board of directors has negotiated an agreement with Mr. Gennady Nickelshpur to serve as our chief scientific advisor. Our success is contingent upon the ability of Mr. Nickelshpur and other specialists to work with our management team to make appropriate business decisions in these areas. However, our directors and officers alone have no experience in operating a company that develops or sells electromagnetic percussion systems and otherwise have limited experience in technology. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and hinder an investor from obtaining a return on his investment in us.

Our directors and officers have other outside business activities and will only be devoting up to 10% to 20% of their time to our operations; our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities unless we are successful in engaging the services of a more complete advisory team.

Our directors and officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Our current directors and officers, intend to devote only approximately 5 hours per week to our business activities. Any increase in business activities may require that either our directors or officers engage in our business activities on a full-time basis or that we hire additional employees in addition to our chief scientific advisor; however, at this time, we have only limited resources to pursue these options.

Our patent expires in December 2014; We have only a limited time to exploit our Patented device on an exclusive basis.

Because our US patent is based on an application filed Dec. 19, 1994, our patent expires 20 after the filing date - or. Dec.18, 2014. As a result, our patent only remains in full force and effect until December 18, 2014, which gives us only a relatively limited amount of time to commercially exploit our Patented Device. While we will explore the possibility if there is any unless by working with GUMI on any enhanced development there is a basis to file for either extending the existing patent or obtaining a new "use" patent or other means of extension, of which there can be no assurance.

If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

We regard our current and future intellectual property as important to our success, and we rely on patent law to protect our proprietary rights, despite the fact that our patent expires in approximately 19 months from the date of this annual report. As a result, our intellectual property protection may not be adequate. Further, unauthorized third parties may copy certain portions of our product or reverse engineer or obtain and use information that we regard as proprietary. There can be no assurance that our intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse affect on our business, financial condition, or results of operations.

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

If and when we sell our Patented Device and other technology products, we may be liable for product liability claims and we presently do not maintain product liability insurance.

Our electromagnetic percussion device being developed by GUMI may expose us to potential liability from personal injury or property damage claims by end-users of the product. We currently have no product liability insurance to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business, to the extent that we are not covered by insurance that GUMI maintains at present or in the future. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that when we commence distribution of our product that we will be able to obtain or maintain adequate coverage on acceptable terms, if necessary, or that such insurance will provide adequate coverage against all potential claims.

Risks Related to Our Common Stock

It may be expected that in the future we will issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value. We do not need stockholder approval to issue additional shares.

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.00001 per share and 20,000,000 preferred shares. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are an “smaller reporting company,” which could make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time are we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not a “smaller reporting company.” Specifically, “smaller reporting companies” are permitted to provide more simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes Oxley Act of 2002 ("SOX") requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports, rather than three years.  Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our controlling shareholder owns 50.5% of the Company's common stock and thus may influence certain actions requiring stockholder vote without the requirement of any other shareholder vote or consent.

If there is a shareholder meeting, as a consequence of the controlling shareholder’s significant equity interest, the controlling shareholder has certain discretion regarding proposals submitted to a vote by shareholders. As a result, the controlling shareholder has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, the controlling shareholder has the ability to control the appointment of management and therefore the business affairs of the Company. Additionally, in the event that the controlling shareholder controls the Company at the time of his death, control may be transferred to a person or entity that he designates as his successor. As controlling stockholder, Mr. Shenker is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

There is only a limited trading market for our common stock and any market that may develop may not be sustained.

From August 20, 2008 through April 26, 2010, our common stock was subject to quotation on the FINRA BB under the symbol “DYAP.” As a result of our failure to remain current in filing our quarterly report for the period ended March 31, 2010 and subsequent delinquency in fulfilling our reporting requirements, our common stock became subject to quotation on the OTC market. In April 2012, the Company began to become current with the OTC Markets and since that time there has been a limited trading market for the common stock. There can be no assurance that there will be an active trading market for the common stock if and when the Company becomes a reporting company under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Because the Company has no revenues and has negative cash flow, no cash dividends have been paid nor are any dividends likely to be paid in the foreseeable future, it ever .

We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents s

The Company received a comment letter dated February 28, 2013 related to its registration statement on Form 10-12g/A (file no. 000-54856) filed on February 13, 2013. The Company is in the process of preparing an amendment to it Form 10-12g/A in response to the comments from the SEC.

ITEM 2. DESCRIPTION OF PROPERTY Back to Table of Contents

The Company’s corporate office is located at the offices of Terra Holdings, 14 Menachem Begin Street, Ramat Gan, Israel. Terra Holdings is a company owned and controlled by Mr. Gonen, the Company’s chairman, and provides this office space, consisting of approximately 100 square feet, to the Company on a rent-free basis. The Company believes that these facilities are sufficient for the near future.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

From August 20, 2008 through April 26, 2010, our common stock was trading on the FINRA BB under the symbol “DYAP”. In connection with not filing its quarterly report for the period ended March 31, 2010 and subsequent delinquency in our reporting requirements under the Exchange Act, our common stock became subject to quotation on the OTC market but there was no active trading market in the common stock on the OTC market. In April 2012, the Company commenced filings in order to become current with the OTC Markets and has continued to make filings with the OTC Markets to date. Since April 2012, there has been a limited trading market for the Company's common stock. There can be no assurance that there will be an active trading market for the common stock if and when the Company becomes a reporting company under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The information below has been adjusted for a one-for-one hundred (1:100) reverse split effective October 26, 2012.
	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.35	$0.13	$0.22	$0.17	$1.10	$0.75
Second Quarter ended June 30	$0.35	$0.13	$0.29	$0.15	$0.50	$0.30
Third Quarter ended September 30	$0.24	$0.13	$0.79	$0.58	$0.30	$0.18
Fourth Quarter ended December 31	$0.21	$0.08	$0.50	$0.20	$0.45	$0.17

As of December 31, 2012, our shares of common stock were held by approximately 67 stockholders of record. The transfer agent of our common stock is Nevada Agency and Transfer Company, 50 W. Liberty Street, Suite 880, Reno, NV 89501; Phone: (775) 322-0626. Nevada Agency and Transfer Company is registered under the Exchange Act.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2012.

Sale of Unregistered Securities

Date	Title	Shares Issued	Persons	Consideration Per Share
8/24/2011	Common Stock	1,100,000	Shenker, Jacky	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	40,000	Gonen, Eli - related party - Chairman	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	40,000	Goore, Ori - related party - CEO, Director	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Uziel, Amir	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Mediouni, Guil	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Katz, Ruth	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Krasney, Lavi	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Krasney, Elimelech	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	3,900,000	Shenker, Jacky	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	3,000,000	Shenker, Jacky	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Uziel, Amir	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Mediouni, Guil	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Katz, Ruth	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Krasney, Lavi	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Krasney, Elimelech	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	180,000	Fruchter, Lazar	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	120,000	Ehud Barzilay Holding &	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	40,000	Goore, Ori - related party - CEO, Director	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	40,000	Gonen, Eli - related party - Chairman	$0.00317 per share in cash pursuant to Section 4(2)

In various private placement transactions from August 2011 through December 2012, the Company issued a total of 14,960,000 restricted shares in Regulation S offerings for an aggregate purchase price of $47,387 to approximately 12 investors. The sales of these securities were exempt under either Section 4(2) of the Securities Act of 1933, as amended (the "Act") and the rules and regulations promulgated by the SEC thereunder, including Regulation S. The investors represented to the Company that they have sufficient knowledge and experience in financial and business matters to evaluate the risks and merits of the investment (the "sophisticated investor"), or be able to bear the investment's economic risk, have access to the type of information normally provided in a prospectus; and agreed not to resell or distribute the securities to the public other than in compliance with the Act. In addition, the Company did not use any form of public solicitation or general advertising in connection with the offerings.

On September 13, 2011, the Company issued a $40,000 promissory note in connection with a loan from an unaffiliated third party. On December 22, 2011, the promissory note was converted to a convertible promissory note that bears interest at 15% per annum and is due on December 31, 2013. The note has conversion rights that allow the noteholder, at the lender's sole discretion, to convert the principal balance into the Company’s common stock at any time after June 30, 2013 at $0.01 at the lender's sole discretion.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Plan of Operation

We are a development stage company that acquired the technology and received a patent for an electromagnetic percussion system, our Patented Device in 2008. From 2008 until 2011, we devote minimal resources and efforts to development of our Patented Device. During the later part of 2011 and into 2012, we renewed our interest in pursuing development of our Patented Device. Subsequent to our year-ended December 31, 2012, we entered into an agreement with GUMI Tel Aviv Ltd, a major, privately-held Israeli technology company engaged in the manufacture and sale of industrial equipment, to develop the Prototype and thereafter manufacture and distribute models of our Patented Device. We will continue to be dependent upon the ability of GUMI to successfully complete a fully-operational Prototype of our Patented Device and to manufacture and market commercial models. Our auditors have issued an opinion on our financial statements which includes a statement describing concern about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until GUMI is successful in generating sufficient sales revenues to recoup its costs and thereafter generate additional revenues that profits we will share with GUMI on a 65%/35% basis. Accordingly, we must raise capital from sources other than the actual sale of the product until such time, if ever, that GUMI is successful with our Patented Device. In 2008, the Company completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity. In December 2008, the Company was successful in raising an additional $200,000 in equity capital. These funds were not sufficient, given the relatively high costs of executive compensation and consulting expenses, to permit the Company to devote sufficient resources to development of its Patented Device.

Our plan also contemplates that as we begin to generate revenues from our Patented Device, together with our belief in our ability to raise either debt or equity funding from both affiliated persons and from third parties, neither of which can there be any assurance, we will seek to enhance our revenue stream by entering into joint ventures or other business arrangements with third parties engaged in technology development. While there can be no assurance that we will be successful in such efforts, we believe that in Israel alone there are many opportunities that have and will continue to be presented to us as well as to our shareholders.

Results of Operations during the year ended December 31, 2012 as compared to the year ended December 31, 2011

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During 2012, we incurred a net loss of $87,413 due to  expenses consisting of general and administrative expenses of $41,350, interest expenses of $7,648 and amortization of debt discount of $38,415 during the year ended December 31, 2012 compared to a net loss of $78,496 due to general and administrative expenses of $64,633, interest expenses of $1,808 and amortization of debt discount of $12,055 during the year ended December 31, 2011.

Liquidity and Capital Resources

On December 31, 2012, we had total assets of $8,101, all of which was in cash as compared to total assets of $7,927 as of December 31, 2011, all of which was in cash. We had total current liabilities of $88,364 consisting of $9,458 in accrued expenses $28,436 in advances payable to related parties and $50,470 which is the current portion of long term debt, compared to current liabilities of $30,525, comprised of $280 in account payable-trade, $1,809 accrued interest, $28,436 in advances payable to related parties, on December 31, 2011. Our accumulated deficits as of December 31, 2012 and 2011 were $504,895 and $417,482, respectively.

We used $41,629 in our operating activities during the year 2012, which was mainly due to a net loss of $87,413 offset by increases in amortization of debt discount of $38,415 and accounts payable and accrued liabilities of $7,369. We used $67,457 in our operating activities during the year 2011, which was due to a net loss of $78,496 offset by an increase in amortization of debt discount of $12,055 less a decrease in accounts payable and accrued liabilities of $1,016.

We financed our negative cash flow from operations in 2012 through proceeds from issuance of common stock in the amount of $12,003 and proceeds of debt borrowings of $29,800, representing total cash generated by financing activities of $41,803. We financed our negative cash flow from operations in 2011 through proceeds of issuance of common stock of $35,380 and proceeds of debt borrowing of $40,000 representing total cash generated by financing activities of $75,380.

We do not have, at present, sufficient capital resources to fully implement our business plan. While we believe that we should be able to generate positive cash flow from operations during the 3rd or 4th quarters of 2013, there can be no assurance that this will prove to be correct or that revenues, if any, will be sufficient to fund our ongoing operating expenses. Accordingly, we plan to raise these funds through a private offering of our equity securities or through issuance of convertible debt instruments. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to facilitate our business plan may have a material adverse effect on our financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2012, we did not have any contractual obligations.

Critical Accounting Policies

Development Stage Enterprise and Going Concern: The Company has been in the development stage since inception. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2012 or 2011.

Property and Equipment: New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2012 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Dynamic Applications Corp.

Ramat Gan, Israel

We have audited the accompanying balance sheet of Dynamic Applications Corp. (A Development Stage Company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception (March 7, 2008) until December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Dynamic Applications Corp. as of December 31, 2011, were audited by other auditors whose report dated November 16, 2012 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Applications Corp. as of December 31, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Dynamic Applications Corp.

Ramat Gan, Israel

I have audited the accompanying balance sheets of Dynamic Applications Corp. (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows from inception (March 7, 2008) and for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Applications Corp. (a development stage company) as of December 31, 2011 and 2012 and the results of its operations, its cash flows and changes in stockholders' deficiency from inception (March 7, 2008) and for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $78,000 loss from operations.  The Company may not have adequate readily available resources to fund operations through 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 16, 2012
/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant, NY, FL

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$8,101	$7,927
Total current assets	8,101	7,927

Total Assets	$8,101	$7,927

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$-	$280
Accrued interest	9,458	1,809
Advances payable to related parties	28,436	28,436
Current portion of convertible notes payable net of discount	50,470	-
Total current liabilities	88,364	30,525

Long-term debt
Convertible notes payable, net of discount	-	12,055

Stockholders' deficit:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
15,829,450 and 15,449,450 issued and outstanding at December 31, 2012 and 2011, respectively	158	154
Additional paid in capital	424,474	393,476
Common stock subscriptions receivable	-	(10,801)
Deficit accumulated during development stage	(504,895)	(417,482)
Total stockholders' deficit	(80,263)	(34,653)
Total Liabilities and Stockholders' Deficit	$8,101	$7,927

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2012 and 2011 and From Inception (March 7, 2008) to December 31, 2012

			For the period from
	For the year	For the year	Inception
	ended	ended	(March 7, 2008)
	December 31, 2012	December 31, 2011	to December 31, 2012

Revenues	$-	$-	$-

Expenses
General and administrative	41,350	64,633	394,955
Research and development	-	-	45,000

Loss from operations	(41,350)	(64,633)	(439,955)

Other income (expense):
Loss on foreign currency transactions	-	-	(5,014)
Interest expense	(7,648)	(1,808)	(9,456)
Amortization of debt discount	(38,415)	(12,055)	(50,470)
Total costs and expenses	(46,063)	(13,863)	(64,940)

Net loss before income taxes	(87,413)	(78,496)	(504,895)
Income tax	-	-	-

Net loss	$(87,413)	$(78,496)	$(504,895)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.02)

Weighted average shares outstanding (basic and diluted)	15,827,756	5,143,587

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2012 and 2011 and From Inception (March 7, 2008) to December 31, 2012

			Additional		Deficit	Total
	Common		Paid-in	Subscription	Accumulated During	Stockholders'
	Shares	Amount	Capital	Receivable	Development Stage	Equity (Deficit)
Inception (March 7, 2008)	-	$-	$-	$-	$-	$-
Stock issued for cash	750,000	8	240,292	-	-	240,300
Net loss	-	-	-	-	(89,785)	(89,785)
Balance at December 31, 2008	750,000	$8	$240,292	$-	$(89,785)	$(150,515)
Stock issued for cash	114,450	1	52,149	-	-	52,150
Stock issued for services	5,000	-	15,000	-	-	15,000
Net loss	-	-	-	-	(246,097)	(246,097)
Balance at December 31, 2009	869,450	$9	$307,441	-	$(335,882)	$(28,432)
Net loss	-	-	-	-	(3,100)	(3,100)
Balance at December 31, 2010	869,450	$9	$307,441	$-	$(338,985)	$(31,535)
Stock issued for cash	14,580,000	146	46,035	(10,801)	-	35,380
Impact of beneficial conversion feature	-	-	40,000	-	-	40,000
Net loss	-	-	-	-	(78,497)	(78,497)
Balance at December 31, 2011	15,449,450	$154	$393,476	(10,801)	$(417,482)	$(34,653)
Stock issued for cash	380,000	4	1,198	10,801	-	12,003
Impact of beneficial conversion feature	-	-	29,800	-	-	29,800
Net loss	-	-	-	-	(87,413)	(87,413)
Balance at December 31, 2012	15,829,450	$158	$424,474	$-	$(504,895)	$(80,263)

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and From Inception (March 7, 2008) to December 31, 2012

			For the period from
	For the year ended	For the year ended	Inception (March 7, 2008)
	December 31, 2012	December 31, 2011	to December 31, 2012

Cash flows from operating activities:
Net loss	$(87,413)	$(78,496)	$(504,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	38,415	12,055	50,470
Common stock issued for services	-	-	15,000
Changes in net assets and liabilities:
(Increase) decrease in current assets	-	-	-
Increase (decrease) in accounts payable and accrued expenses	7,369	(1,016)	9,457
Cash used in operating activities	(41,629)	(67,457)	(429,968)

Cash flow from financing activities:
Proceeds from issuance of common stock	12,003	35,380	339,833
Proceeds of debt borrowings	29,800	40,000	69,800
Related party advances	-	-	28,436
Cash provided by financing activities	41,803	75,380	438,069

Change in cash	174	7,923	8,101
Cash - beginning of period	7,927	4	-
Cash - end of period	$8,101	$7,927	$8,101

Supplement cash flow information:
Non-cashn transactions:
Debt discount	$29,800	$40,000	$69,800

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
Notes to Financial Statements
December 31, 2012

The Company

Organizational Background: Dynamic Applications Corp. (“Dynamic Applications” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 7, 2008. The business plan of the Company is to develop a commercial application of the design in a patent of a “Electromagnetic percussion device” which is a device intended to provide an electromagnetic percussion hammer. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Dynamic Applications were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash or cash equivalents as of December 31, 2012 or 2011.

Property and Equipment New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years.

Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Development Stage Enterprise The Company has been in the development stage since inception.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2012 and 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair value measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets;
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents assets that were measured and recognize at fair value on December 31, 2012 and the year then ended on a recurring basis:
December 31, 2012
Description of asset;	(Level 1)	(Level 2)	(Level 3)	Realized Loss
None	$-	$-	$-	$-

December 31, 2011
Description of asset;	(Level 1)	(Level 2)	(Level 3)	Realized Loss
None	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2011 and 2011, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2010.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset.

Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2012 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

1.  Stockholders’ Equity

Common Stock

On February 5, 2009, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of February 5, 2009. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 86,145,000 (861,450 post most recent 1 for 100 reverse stock split) shares.

On October 19, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change the authorized capital stock to 520,000,000 shares consisting of 500,000,000 shares of common stock, par value $0.00001 and 20,000,000 shares of preferred stock, par value $0.00001. The certificate of amendment also authorized a reverse split of common stock at the ratio of 1:100. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split and the reverse split in 2012. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred at inception.

On March 17, 2008, the Company issued 9,000,000 (90,000 post most recent 1 for 100 reverse stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company has completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 6,000,000 (60,000 post most recent 1 for 100 reverse stock split) shares of newly issued common stock at an offering price of $0.04 per share ($4.00 adjusted for most recent 1 for 100 reverse stock split) for proceeds of $80,000. The Registration Statement on Form S-1 was filed with the SEC on May 6, 2008 and declared effective on May 15, 2008. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

As of December 10, 2008 the Company raised $200,000 and issued 60,000,000 (600,000 post most recent 1 for 100 reverse stock split) shares of its common stock pursuant to a private placement offering of 84,000,000 (840,000 post most recent 1 for 100 reverse stock split) shares, at a purchase price of $0.01 per share ($1.00 adjusted for most recent 1 for 100 reverse stock split). The Company received proceeds of $200,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

On January 28, 2009 the Company raised $37,150 and issued 111,450 shares of its common stock pursuant to a private placement offering.

On September 16, 2009, the Company raised $15,000 and issued 3,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $5.00 per share.

On October 13, 2009 Dynamic Applications Corp. entered into an amendment to the Executive Employment Agreement between the Company and Mr. Asher Zwebner, the Company's chief financial officer. Under the Amendment, Mr. Zwebner's term of employment was extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the employment agreement, Mr. Zwebner received 5,000 shares of common stock in the Company. The shares were valued at the trading price on the day that the shares were issued less 40% discount for restricted trading.

On August 23, 2011, the Company raised $3,487 and issued 1,100,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share.

On September 8, 2011, the Company amended its Certificate of Incorporation to increase the authorized share and to change the par value to $0.00001.

On September 27, 2011, the Company raised $26,844 and issued 8,480,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share .

On December 21, 2011, the Company raised $15,850 (of which $10,801 was receivable at December 31, 2011) and issued 5,000,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share.

On January 9, 2012, the Company raised $1,202 and issued 380,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share.

On October 19, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change the authorized capital stock to 520,000,000 shares consisting of 500,000,000 shares of common stock, par value $0.00001 and 20,000,000 shares of preferred stock, par value $0.00001. The certificate of amendment also authorized a reverse split of common stock at the ration of 1:100. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2008.

2. Related Party transactions not disclosed elsewhere

Due Related Parties: As of December 31, 2012, a total or $28,436 was owed to Asher Zwebner, CFO and a director, and represented accrued but unpaid compensation for services during the period from 2008 to 2009. The amount owed is not formalized by a written agreement, does not carry a specific due date and is non-interest bearing.

3. Convertible Notes

In August, 2011 we issued a $40,000 convertible promissory note. The note, which has a maturity date of December 31, 2013, bears interest at 15% per annum until paid or converted. The note is convertible at the option of the holder at any time and from time to time, on or after June 30, 2013, into our common stock at a fixed conversion price of $0.01 per share.

The convertible debt security was issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with ASC 470-20, “Debt – Debt with Conversion and Other Options”. The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. This resulted in a discount to the carrying amount of the note equal to:

- the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by

- the number of shares into which the notes are convertible.

The initial beneficial conversion feature of $40,000 was recorded separately based on the intrinsic value method.

The value of the beneficial conversion feature was recorded as a discount to the note which was amortized over the term of the note using the effective interest method. Amortization of $12,055 of the discount arising from the beneficial conversion feature of was included in interest expense during the fiscal period ended December 31, 2011 and $27,945 in 2012.

During 2012 the Company signed a series of seven promissory notes with unrelated parties for an aggregate of $29,800. The notes bear interest at 15% per annum and are due approximately one year from the date of issuance. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company’s common stock at any time after June 30, 2013 at the lender's sole discretion at $0.01 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital. As of December 31, 2012, the aggregate balance of convertible notes payable is $10,470 net of unamortized discounts of $19,330.

For the period ended December 31, 2012 the Company has recognized $1,632 in interest expense related to these notes and has amortized $10,470 of the beneficial conversion features which has also been recorded as interest expense. The aggregate carrying value of these notes is as follows:

December 31, 2012
Face amount of the notes	$29,800
Less unamortized discount	(19,330)
Carrying Value	$10,470

As of December 31, 2012, the Company is not in default on any of its debt covenants.

4. Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2008 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $ 453,999 resulting in deferred tax assets of $158,900. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	December 31, 2012	December 31, 2011
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	$158,900	$141,750
Less valuation allowance	(158,900)	(141,750)
Net deferred	$ -	$ -

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008.

5. Commitments

The Company is not a party to any leases and does not have any commitments.

6. Development Stage Activities and Going Concern

The Company has been in the development stage since inception. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events:

On January 15, 2013, the Company entered into a consulting agreement with Gennady Nickelshur to serve as the Company's chief scientific advisor ("CSO"). The agreement with Mr. Nickelshpur provides for cash compensation based upon an hourly rate and the grant to the CSO of options pursuant to an ESOP to be adopted by the board of directors. The terms of the ESOP have yet to be determined.

On March 5, 2013, the Company and GUMI Tel Aviv Ltd, a major, privately-held Israeli technology company ("GUMI"), entered into development/manufacturing/marketing agreement ("GUMI Agreement"). GUMI is engaged in the manufacture, import/export, marketing and install industrial equipment and designing technical solutions to major Israeli customers, including, among others, the Israeli Defense Forces (IDF), El-Al Airlines, major Israeli Aerospace companies, as well as foreign industrial customers. Further, GUMI recently entered into a Joint Venture with a large Indian industrial company to build a factory in India to manufacture specially designed pipes for the aviation industry. GUMI has eight operating subsidiaries, approximately 200 full-time employees, more than 100 sub-contractors, and is among Israel's largest manufacturers and distributors of industrial equipment.

Pursuant to the GUMI Agreement, GUMI agreed to: (i) complete the development of the Prototype of the Patented Device; (ii) manufacture the commercial model(s) of the Patented device; and (iii) market the commercial model(s) of the Patented Device.

In consideration for developing the Prototype and manufacturing and marketing/distributing commercial models of the Patented Device as well as incurring all related costs and expenses in connection therewith, the Company shall compensate GUMI as follows: (i) upon the execution of the GUMI Agreement, the Company granted GUMI warrants (the "Warrants") exercisable to purchase 200,000 shares of the Company's common stock ("Warrant Shares") at an exercise price of USD$0.05 per share (the "Exercise Price"); (ii) upon completion of the Prototype, granting GUMI additional Warrants to purchase 200,000 additional Warrant Shares at the Exercise Price; and (iii) upon completion of a Commercial Device ready for manufacture and sale, granting GUMI additional Warrants to purchase 200,000 additional Warrant Shares at the Exercise Price. The Warrants shall expire 3 years from the date of each grant and shall be subject to adjustment in the event of any recapitalization of the Company's capital stock.

In addition to the consideration represented by the grant of Warrants, the Agreement further provides that following commencement of sale of the Commercial Device and until such time that GUMI has recouped all costs and expenses that it has incurred and paid in connection with the completion of development of the Prototype and the manufacture of the Commercial Device ("Date of Recoupment"), one hundred (100%) percent of the net sales revenues shall be paid and distributed to GUMI. On and after the Date of Recoupment, net sales revenues shall be paid sixty-five (65%) percent to GUMI and thirty-five (35%) percent to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

On April 10, 2013, the Company filed a current report on Form 8-K with disclosure regarding a change in accountants from Michael F. Cronin, CPAs to M&K, CPAS, PLLC, effective February 3, 2013. The prior accountant submitted his letter of resignation and concurred with the disclosure in the Form 8-K, a copy of which was attached as Exhibit 16.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2012. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2013.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our directors was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Date Became Executive Officer
Eli Gonem	62	Chairman	02/02/2009
Ori Goore	39	CEO and Director	02/02/2009
Asher Zwebner	47	CFo and Director	11/01/2008

Eli Gonen, age 62, was the President and Chief Executive Officer of Azorim Tourism, f/k/a Sheraton Moriah Israel from 1999 through 2008, which is a Tel Aviv Stock Exchange listed company engaged in the hotel management business, with twelve hotels under management throughout Israel. Previously between 1992-1996 Mr. Gonen served as the CEO for the Israeli Ministry of Tourism. Currently Mr. Gonen owns and operates Terra Holdings, a business entrepreneurship company engaged in the business of hotel investment and management in Israel. He also serves as a director for Israel Discount Bank.  Mr. Gonen has an Advanced Studies degree from the University of Berkley and an M.B.A. from Hebrew University.

Ori Goore, age 39, has been our president and a director since 2008. From July 2007 until July 2010 he served as the Deputy Chief Executive Officer at Carmel Beach Resort 89 Ltd., an affiliate of Delek Real Estate Group, which is engaged in the business of real estate development and management. From October 2006 through July 2007 Mr. Goore was the senior economic advisor to the Chief Executive Officer at Delek Real Estate Group. From October 2002 through January 2006 he was the economic advisor to the Chief Financial Officer at Israeli Ports, Assets and Development Company Ltd., whose a quasi-governmental organization engaged in the management and development of Israel's port facilities. Mr. Goore has an L.L.M. from the Hebrew University and a M.B.A. from Arison School for Business Management.

Asher Zwebner, age 47, has been the Chief Financial Officer since November 2008. Since January 2010, Mr. Zwebner is the CEO and CFO of Adama Technologies Corp. (ADAC), a reporting company engaged in the business of mineral exploration through its ownership of shares of mining companies. Mr. Zwebner was CFO for Progaming Platforms Corp. (PPTF), a reporting company, from August 2012 to December 2012, which is engaged in the business of development of an online gaming platform which it intends to license to third parties online game service providers in the United States. He also served as the CFO of Suspect Detection Systems, Inc. (SDSS), formerly a reporting company, from August 2007 to December 2010 and as its CEO from October 2007 until January 2010, SDSS is engaged in the business of development and application of proprietary technologies for law enforcement and border control. From January 2008 to August 2010, he was the CFO for Computer Vision Systems Laboratories Corp. (CVSL), a reporting company engaged in the publishing and advertising industry. Mr. Zwebner served Majic Wheels Corp., a reporting company organized with the plan of entering into the waste management industry, as interim CEO from January 2009 to July 2010, as CFO from its inception in March 2007 until his resignation on July 23, 2010. From August 2008 to January 2009, Mr. Zwebner was the CFO of PowerRaise Inc. (PORS), a company that ceased reporting in 2009 and had been organized for the purpose of developing and marketing an internet commerce platform to enable schools to raise funds by collecting commissions from online shopping by the parents. Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify.

Messrs. Gonen, Goore and Zwebner, each of whom serve as members of the Company's board of directors, have many years of experience in business management and finance, as described more fully above. Notwithstanding the foregoing, none of our directors have any experience whatsoever in the technical, engineering, patent development, or related fields and may not be deemed to have sufficient qualifications to act as sole management as the Company proceeds with its plan of operation regarding developing, manufacturing and marketing our Patented Device. As a result, during 2013, the board of director has plans to expand its membership to add additional directors and/or executive officers with technical experience.

Chief Scientific Advisor

On January 15, 2013, as a result of the limited technical experience of the Company's board of directors and executive officers, the Company entered into an agreement with Gennady Nickelshpur to serve as its chief scientific advisor. Mr. Nickelshpur's services agreement is attached as exhibit 10.3 to this annual report. Mr. Nickelshpur holds a Masters Degree in Mechanical Engineering from the Institute of Railway Engineering, Gomel, Russia, has been Chief Engineer for S. V. SE. Ltd, Raanana, Israel from 1999 to 2006 prior to which he served as Project Engineer involved in the patent development, patent protection and managing patent application processes. From 2007 to 2008, Mr. Nickelshpur was employed at the patent law firm of Ehrlich & Fenster, Mr. Nickelshpur has specialized knowledge of hydraulic and pneumatic engineering. The Company expects that Mr. Nickelshpur will work closely with GUMI in its development and manufacturing efforts.

The Company intends to seek additional qualified personnel to support Mr. Nickelshpur as he pursues efforts to complete the prototype and thereafter commercially exploit the Company's Patented Device. The Company's plan includes forming a scientific advisory board composed of Mr. Nickelshpur and other specialists when and if its resources will permit.

Director Independence

In determining whether or not our directors are considered independent the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that our directors not independent.

NASDAQ Rule 4200

The  NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

Directors’ Term of Office

Our director was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified.

Board Meetings

During the year ended December 31, 2012, the board of directors had six board meetings.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee

We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Board Leadership Structure

The Company does not combine the principal executive officer and board chairman positions. The Company believes that this board leadership structure is the most appropriate for the Company, notwithstanding its status as a development stage company with only limited operation. The challenges faced by the Company at this stage – obtaining financing, securing arrangements for the development, manufacture and implementing a marketing and sales plan – are most efficiently dealt with by having more than one person involved with both the operational aspects as well as the strategic aspects of the Company’s business.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the fourth quarter of 2013.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders has not filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2012, 2011 and 2010.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ori Goore, CEO and Director (1)	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0
Asher Zwebner, CFO and director (2)	2012	0	0	0	0	0	0
	2011	24,000	0	0	375,000	0	0
	2010	24,000	0	0	125,000	0	0

(1) Mr. Goore became the Company's CEO and director in February 2009 and has not received any compensation for serving as CEO and director.
(2) Mr. Zwebner became the Company's CFO and director in November 2008 and has not received any cash compensation for serving as CFO and director. On October 13, 2009, the Company entered into an amended employment agreement with Mr. Zwebner. Under the amendment, Mr. Zwebner's term of employment was extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the initial employment agreement, Mr. Zwebner will be entitled to receive 500,000 shares of common stock in the Company. This restricted stock vests in 12 equal monthly installments at the end of each month beginning in October 1, 2009 for so long as Mr. Zwebner has not been terminated or ceases employment with the Company.

The Company has no employment agreement with its CEO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock securities and the beneficial ownership of Registrant's director and executive officer. As of November 15, 2012, the Registrant had 15,829,450 shares of common stock issued and outstanding.
Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Jacky Shenker	8,000,000	50.54%
78 Uziel Street, Jerusalem, Israel
Levi Krasney	1,300,000	8.21%
8 Paamoni, Tel Aviv, Israel
Amir Uziel	1,300,000	8.21%
9 Hakormim Street, Misgav, Tel Aviv
Elimelech Krasney	1,300,000	8.21%
43 Yehuda Hamakabi Street, Tel Aviv, Israel
Ruth Katz	1,300,000	8.21%
26 Kadish Luz Street, Jerusalem, Israel
Guil Mediouni	1,300,000	8.21%
14 Netaaim Street, Rishon Letzion, Israel
Eli Gonen, Chairman	80,000	0.51%
16/2 Hazamir Street, Mevaseret Zion, Israel
Ori Goore, Ceo and Director	80,000	0.51%
36/1 Yaholom Street, Modi"In, Israel
Asher Zwebner, CFO and Director	0	0.00%
216 Jaffa Street, Jerusalem, Israel
Director and Officer (3 person)	160,000	1.02%

(1) Applicable percentage ownership is based on 76,994,799 shares of common stock outstanding as of March 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

Related Party Common Stock Transactions During the Most Recent Two Fiscal Years
9/29/2011	Common Stock	40,000	Gonen, Eli - related party - Chairman	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	40,000	Goore, Ori - related party - CEO, Director	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	40,000	Goore, Ori - related party - CEO, Director	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	40,000	Gonen, Eli - related party - Chairman	$0.00317 per share in cash pursuant to Section 4(2)

Related Party Transaction

As of December 31, 2012, a total or $28,436 was owed to Asher Zwebner, CFO and a director, and represented accrued but unpaid compensation for services during the period from 2008 to 2009. The amount owed advances is not formalized by a written agreement, does not carry a specific due date and is non-interest bearing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC (“MK")  as independent public accountant for the fiscal year ended December 31, 2012. The Company's financial statements for the year ended December 31, 2011 were audited by Michael F. Cronin, CPA ("MFC").

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK and MFC for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by MK and MFC during those periods.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit fees (1)	$3,475	$4,500
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit	Description of Exhibit
3.1a	Certificate of Incorporation, filed with the Company's Form 10 on November 21, 2012.
3.1b	Certificate of Amendment to Articles of Incorporation, dated September 8, 2011, filed herewith.
3.1c	Articles of Incorporation, as amended, filed with the Company's Form 10 on November 21, 2012 as Exhibit 3.1b.
3.2	Bylaws, filed with the Company's Form 10 on November 21, 2012.
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher, filed with the Company's Form 10 on November 21, 2012.
10.2	Convertible Note, as amended, between the Company and Shefer Trust, filed with the Company's Form 10 on November 21, 2012.
10.3	Agreement with GUMI Tel Aviv Ltd dated March 5, 2013, filed with the Company's Form 8-K on March 7, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 15, 2013

Dynamic Applications Corp.
By: Ori Goore, CEO and Director
/s/ Ori Goore

Dynamic Applications Corp.
By: Asher Zwebner, CFO and Director
/s/ Asher Zwebner