Form 10-K/A
period 2012-12-31
DYNAMIC APPLICATIONS CORP
filed 2013-04-16
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K/A
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
April 16, 2013

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

Date: April 16, 2013

Dynamic Applications Corp.
By: Ori Goore, CEO and Director
/s/ Ori Goore

Dynamic Applications Corp.
By: Asher Zwebner, CFO and Director
/s/ Asher Zwebner