Form 10-Q
period 2013-03-31
DYNAMIC APPLICATIONS CORP
filed 2013-05-14
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 14, 2013, the Registrant had 15,829,450 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	March 31, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$3,602	$8,101
Total current assets	3,602	8,101

Total Assets	$3,602	$8,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$4,000	$-
Accrued interest	12,272	9,458
Advances payable to related parties	28,436	28,436
Convertible notes payable, net of discount	59,325	50,470
Total current liabilities	104,033	88,364

Total liabilities	104,033	88,364

Stockholders' deficit:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
15,829,450 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	158	158
Additional paid in capital	475,167	424,474
Deficit accumulated during development stage	(575,756)	(504,895)
Total stockholders' deficit	(100,431)	(80,263)
Total Liabilities and Stockholders' Deficit	$3,602	$8,101

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the period from
	For the three	For the three	Inception
	months ended	months ended	(March 7, 2008)
	March 31, 2013	March 31, 2012	to March 31, 2013

Revenues	$-	$-	$-

Expenses
General and administrative	59,190	24,121	454,145
Research and development	-	-	45,000

Loss from operations	(59,190)	(24,121)	(499,145)

Other income (expense):
Loss on foreign currency transactions	-	-	(5,014)
Interest expense	(2,816)	(1,479)	(12,272)
Amortization of debt discount	(8,855)	(9,863)	(59,325)
Total costs and expenses	(11,671)	(11,342)	(76,611)

Net loss before income taxes	(70,861)	(35,463)	(575,756)
Income tax	-	-	-

Net loss	$(70,861)	$(35,463)	$(575,756)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	15,829,450	15,822,637

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period from
	For the three months	For the three months	Inception (March 7, 2008)
	ended March 31, 2013	ended March 31, 2012	to March 31, 2013

Cash flows from operating activities:
Net loss	$(70,861)	$(35,463)	$(575,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	8,855	9,863	59,325
Common stock issued for services	-	-	15,000
Fair value of warrants issued for services	35,691	-	35,691
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	6,816	(20,289)	16,273
Cash used in operating activities	(19,499)	(45,889)	(449,467)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	12,005	339,833
Proceeds of debt borrowings	15,000	29,800	84,800
Related party advances	-	-	28,436
Cash provided by financing activities	15,000	41,805	(453,069)

Change in cash	(4,499)	(4,084)	3,602
Cash - beginning of period	8,101	7,927	-
Cash - end of period	$3,602	$3,843	$3,602

Supplement cash flow information:
Non-cashn transactions:
Debt discount	$15,000	$-	$84,800

See notes to unaudited interim financial statements.

DYNAMIC APPLICATIONS CORP.
Notes to Unaudited Interim Financial Statements

Note 1. The Company

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

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash or cash equivalents as of March 31, 2013 and December 31, 2012.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2013 and December 31, 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The following table presents assets that were measured and recognize at fair value on March 31, 2013 and December 31, 2012 on a recurring basis:

March 31, 2013
Description of asset;	(Level 1)	(Level 2)	(Level 3)	Realized Loss
None	$-	$-	$-	$-

December 31, 2012
Description of asset;	(Level 1)	(Level 2)	(Level 3)	Realized Loss
None	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the period ended March 31, 2013 and fiscal period ended December 31, 2012, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Note 2.  Stockholders’ Equity

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

On October 13, 2009, Dynamic Applications Corp. entered into an amendment to the Executive Employment Agreement between the Company and Mr. Asher Zwebner, the Company's chief financial officer. Under the Amendment, Mr. Zwebner's term of employment was extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the employment agreement, Mr. Zwebner received 5,000 shares of common stock in the Company. The shares were valued at the trading price on the day that the shares were issued less 40% discount for restricted trading.

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

During the three months ended March 31, 2013, the Company recorded $35,691 in expenses related to 200,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The initial 200,000 warrants were valued at $35,691 using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock were as follows: the estimated volatility of the Company’s common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively.

Note 3. Related Party transactions not disclosed elsewhere

Due Related Parties: As of March 31, 2013 and December 31, 2012, a total or $28,436 was owed to Asher Zwebner, CFO and a director, and represented accrued but unpaid compensation for services during the period from 2008 to 2009. The amount owed is not formalized by a written agreement, does not carry a specific due date and is non-interest bearing.

Note 4. Convertible Notes

During the three months ended March 31, 2013, the Company received a total of $15,000 through the issuance of convertible notes to shareholders. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock par value $0.001 per share. The Company recorded interest expense in the amount of $237 and $1,578 in amortization of debt discount related to these newly-issued notes during the three months ended March 31, 2013.

For the three months ended March 31, 2013, the Company recorded a total of $2,816 in interest expense and a total of $8,855 in amortization of debt discount related to its convertible notes outstanding.

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

Note 5. Future Commitment and Issuance of Warrants

On March 5, 2013, the Company and GUMI Tel Aviv Ltd, a major, privately-held Israeli technology company ("GUMI"), entered into development/manufacturing/marketing agreement ("GUMI Agreement"). GUMI is engaged in the manufacture, import/export, marketing and install industrial equipment and designing technical solutions.

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

The initial 200,000 warrants issued and fully vested on March 5, 2013 were valued at $35,691 using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate.

The key inputs in determining grant date fair value are as follows:

2013
Risk-free interest rate	0.36%
Dividend yield	0.00%
Expected volatility	318%

Note 6. Subsequent Event

On April 17, 2013, the Company entered into a Modification Agreement, pursuant to which the distribution agreement with GUMI was modified and amended as follows: (i) GUMI engaged the services of Mr. Ygal Chapo, a Tel Aviv university trained mechanical engineer, to lead GUMI's design and engineering team developing a working prototype of the Company's patented electromagnetic percussion device ("Patented Device") and commercial models of the Patented Device; (ii) the Company agreed to contribute $10,000 to the compensation GUMI is paying its newly designated mechanical engineer; and (iii) the revenue sharing arrangement between GUMI and the Company was changed to 60% to GUMI and 40% to the Company from 65% to GUMI and 35% to the Company.

On May 5, 2013, the Company received a written report from GUMI (the "May 5 Report"), a copy of which is attached as an exhibit to this Form 10-Q. The May 5 Report announced that GUMI had concluded phase 1 of the engineering process, completing the full set of drawings, thereby enabling GUMI to manufacture the Prototype, following which GUMI will manufacture commercial models.

On April 17, 2013, the Company entered into an agreement with Sensoil Ltd, an Israeli company, with an address at 27 Maskit St., Hertzliya 46733 Israel ("Sensoil") that is engaged in the design, development, manufacture, installation and service of their Vaduze Monitoring Systems (VMS), a system designed to detect and monitor soil contamination, floods, breaching of dams and Heap Leaching processes. Pursuant to the agreement (the "Representative Agreement"), the Company has been designated as Sensoil's sales representative, on a non-exclusive basis, for the United States. The Representative Agreement is for an initial term of one year with automatic renewal terms of one year each. The Company will receive a commission equal to 25% of the first $5 million in sales revenues and 20% of sales revenues in excess of 45 million generated by the Company for Sensoil's products and services in the United States. The Representative Agreement with Sensoil Ltd is part of our plan to seek to enhance our revenue stream by entering into joint ventures or other business arrangements with third parties engaged in technology development, based upon our belief that there are many opportunities for us to develop relationships with technology companies in Israel that can generate revenues in the united States and elsewhere.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

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

Our plan also contemplates that as we begin to generate revenues from our Patented Device, together with our belief in our ability to raise either debt or equity funding from both affiliated persons and from third parties, neither of which can there be any assurance, we will seek to enhance our revenue stream by entering into one or more joint ventures or other business arrangements with third parties engaged in technology development. While there can be no assurance that we will be successful in all such efforts, we believe that in Israel alone there are many opportunities that have and will continue to be presented to us as well as to our shareholders. To that end, we entered into an agreement with: (i) GUMI Tel Aviv Ltd to develop, manufacture and distribute our Patented Device; and (ii) Sensoil Ltd on April 17, 2013, to serve as their sales representative in the United States. Both agreements are discussed more fully under "Recent Developments" below.

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

On January 15, 2013, the Company entered into a consulting agreement with Gennady Nickelshur to serve as the Company's chief scientific advisor ("CSO"). The agreement with Mr. Nickelshpur provides for cash compensation based upon an hourly rate and the grant to the CSO of options pursuant to an ESOP to be adopted by the board of directors. To date, no options have been granted to Mr. Nickelshpur nor have the number of options or terms of the ESOP been determined.

On March 7, 2013, Dynamic Applications Corp., a Delaware corporation (the "Company"), reported in its Form 8-K that it had entered into a material definitive agreement (the "Development/Manufacturing/Marketing Agreement" or "Agreement"), with GUMI Tel Aviv Ltd. ("GUMI"), a large privately-held an Israeli corporation. Pursuant to the terms of the five (5) year Agreement, GUMI has agreed, at its own cost and expense, to: (i) complete the development of the prototype for the Company's patented, electromagnetic percussion device (the "Patented Device"); (ii) manufacture the commercial application of the Patented Device ("Commercial Device"); and (iii) market the Commercial Device.

On April 17, 2013, the Company entered into a Modification Agreement, pursuant to which the above referenced distribution agreement with GUMI was modified and amended as follows: (i) GUMI engaged the services of Mr. Ygal Chapo, a Tel Aviv university trained mechanical engineer, to lead GUMI's design and engineering team developing a working prototype of the Company's patented electromagnetic percussion device ("Patented Device") and commercial models of the Patented Device; (ii) the Company agreed to contribute $10,000 to the compensation GUMI is paying its newly designated mechanical engineer; and (iii) the revenue sharing arrangement between GUMI and the Company was changed to 60% to GUMI and 40% to the Company from 65% to GUMI and 35% to the Company.

On May 5, 2013, the Company received a written report from GUMI (the "May 5 Report"), a copy of which is attached as an exhibit to this Form 10-Q. The May 5 Report announced that GUMI had concluded phase 1 of the engineering process, completing the full set of drawings, thereby enabling GUMI to manufacture the Prototype, following which GUMI will manufacture commercial models. Also attached as an exhibit is the drawing.

On April 17, 2013, the Company entered into an agreement with Sensoil Ltd, an Israeli company, with an address at 27 Maskit St., Hertzliya 46733 Israel ("Sensoil") that is engaged in the design, development, manufacture, installation and service of their Vaduze Monitoring Systems (VMS), a system designed to detect and monitor soil contamination, floods, breaching of dams and Heap Leaching processes. Pursuant to the agreement (the "Representative Agreement"), the Company has been designated as Sensoil's sales representative, on a non-exclusive basis, for the United States. The Representative Agreement is for an initial term of one year with automatic renewal terms of one year each. The Company will receive a commission equal to 25% of the first $5 million in sales revenues and 20% of sales revenues in excess of $45 million generated by the Company for Sensoil's products and services in the United States.

The Representative Agreement with Sensoil Ltd is part of our plan to seek to enhance our revenue stream by entering into joint ventures or other business arrangements with third parties engaged in technology development, based upon our belief that there are many opportunities for us to develop relationships with technology companies in Israel that can generate revenues in the united States and elsewhere.

Reference is made to the Company's Form 8-K filed with the SEC on April 22, 2013, which discloses the GUMI Modification Agreement and the Sensoil Representative Agreement, both of which are attached as exhibits to the 8-K.

Results of Operations during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three-month period ended March 31, 2013, we incurred a net loss of $70,861 due to expenses consisting of general and administrative expenses of $59,190, interest expenses of $2,816 and amortization of debt discount of $8,855 compared to a net loss of $35,463 due to general and administrative expenses of $24,121, interest expenses of $1,479 and amortization of debt discount of $9,863 during the same priod in the prior year.

Liquidity and Capital Resources

On March 31, 2013, we had total assets of $3,602, all of which was in cash as compared to total assets of $8,101 as of December 31, 2012, all of which was in cash. On March 31, 2013. We had total current liabilities of $104,033 consisting of $4,000 in accrued expenses, $12,272 in accrued interest, $28,436 in advances payable to related parties and $59,325, which is the current portion of long term debt, compared to current liabilities of $88,364 comprised of $9,458 in accrued interest, $28,436 in advances payable to related parties and $50,470 in current portion of our long-term debt as of December 31, 2012. Our accumulated deficits as of March 31, 2013 and December 31, 2012 were $575,756 and $504,895, respectively.

We used $19,499 in our operating activities during the three months ended March 31, 2013, which was mainly due to a net loss of $70,861 offset by amortization of debt discount of $8,855, fair value of warrants expenses of $35,691 and accounts payable and increases in accrued liabilities of $6,816. We used $44,889 in our operating activities during the three months ended March 31, 2012, which was mainly due to a net loss of $35,463 offset by amortization of debt discount of $9,863 and accounts payable and increses in accrued liabilities of $20,289.

We financed our negative cash flow from operations during the three months ended March 31, 2013 through proceeds of debt borrowings of $15,000. We financed our negative cash flow from operations during the three months ended March 31, 2012 through the issuance of common stock for $12,005 and proceeds of issuance of debt borrowings of $29,800.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFTY DISCLOSURE. Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

Not applicable.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
10.3a	GUMI Tel Aviv Ltd Report dated May 5, 2013, filed herewith.
10.3b	GUMI Drawing for Company's Electromagnetic Percussion Device, filed herewith.
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sharar Ginsberg, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Sharar Ginsberg, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dynamic Applications Corp.
By: Ori Goore, CEO and Director
/s/ Ori Goore

Dynamic Applications Corp.
By: Asher Zwebner, CFO and Director
/s/ Asher Zwebner