Form 10-Q
period 2013-06-30
DYNAMIC APPLICATIONS CORP
filed 2013-08-12
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On August 12, 2013, the Registrant had 21,641,450 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	June 30, 2013
	(unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$16,803	$8,101
Total current assets	16,803	8,101

Total Assets	$16,803	$8,101

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts expenses	$4,000	$-
Accrued interest	4,607	9,458
Advances payable to related parties	28,436	28,436
Convertible notes payable, net of discount	36,854	50,470
Total current liabilities	73,897	88,364

Total liabilities	73,897	88,364

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
21,641,450 and 15,829,450 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	217	158
Additional paid in capital	688,781	424,474
Deficit accumulated during development stage	(746,092)	(504,895)
Total stockholders' equity (deficit)	(57,094)	(80,263)
Total Liabilities and Stockholders' Equity (Deficit)	$16,803	$8,101

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
For the Three and Six-Month Periods Ended June 30, 2013 and 2012 and From Inception (March 7, 2008) to June 30, 2013

					For the period from
	For the three	For the three	For the six	For the six	Inception
	Months ended	Months ended	Months ended	Months ended	(March 7, 2008)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	149,312	12,634	208,502	36,755	603,457
Research and development	-	-	-	-	45,000

(Loss) from operations	(149,312)	(12,634)	(208,502)	(36,755)	(648,457)

Other income (expense):
Loss on foreign currency transactions	-	-	-	-	(5,014)
Interest expense	(3,872)	(1,496)	(6,688)	(2,975)	(16,144)
Amortization of debt discount	(17,152)	(9,973)	(26,007)	(19,836)	(76,477)
Total other income (expense)	(21,024)	(11,469)	(32,695)	(22,811)	(97,635)
Total costs and expenses	(170,336)	(24,103)	(241,197)	(59,566)	(746,092)

Net loss before income taxes	(170,336)	(24,103)	(241,197)	(59,566)	(746,092)
Income tax	-	-	-	-	-

Net loss	$(170,336)	$(24,103)	$(241,197)	$(59,566)	$(746,092)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	16,718,813	15,829,450	$16,276,588	$15,826,043

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2013 and 2012 and From Inception (March 7, 2008) to June 30, 2013

	For the six	For the six	For the period from
	Months ended	Months ended	Inception (March 7, 2008)
	June 30, 2013	June 30, 2012	to June 30, 2013

Cash flows from operating activities:
Net loss	$(241,197)	$(59,566)	$(746,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	26,007	19,836	76,477
Common stock issued for services	28,000	-	43,000
Fair value of warrants issued for services	107,074	-	107,074
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	11,149	(8,993)	20,606
Cash used in operating activities	(68,967)	(48,723)	(498,935)

Cash flow from financing activities:
Proceeds from issuance of common stock	55	12,005	339,888
Proceeds of debt borrowings	77,614	29,800	147,414
Related party advances	-	-	28,436
Cash provided by financing activities	77,669	41,805	515,738

Change in cash	8,702	(6,918)	16,803
Cash - beginning of period	8,101	7,927	-
Cash - end of period	$16,803	$1,009	$16,803

Supplement cash flow information:
Non-casn transactions:
Debt discount arising from beneficial conversion feature	$77,614	$-	$147,414
Debt and accrued interest converted to equity	$51,568	$-	$51,568

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2013

1.    The Company and Significant Accounting Policies

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

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

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

Development Stage Enterprise: The Company has been in the development stage since inception.

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

Fair Value of Financial Instruments: As defined in ASC 82--1-, Fair Value Measurements and Disclosures (“ASC 82--1-”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 82--1- establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at June 30, 2013
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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013002, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013002 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013001, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011011. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011011 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011011, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013001 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012003, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 3309250, and Corrections Related to FASB Accounting Standards Update 2010022 (SEC Update)” in Accounting Standards Update No. 2012003. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012003 is not expected to have a material impact on our financial position or results of operations.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2012 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Convertible Notes

During 2013, the Company signed a series of four new unsecured promissory notes with unrelated parties for an aggregate of $77,614. The notes bear interest at 15% per annum and are due approximately one year from the date of issuance. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company’s common stock at the lender's sole discretion at $0.01 per share. One note for $20,000 was accompanied by 550,000 detachable warrants. These warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock on the date of grant, the estimated volatility of the Company’s common stock (194%), the exercise price of $0.00001 and the risk free interest rate of 0.11%.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $77,614 has been recorded as a discount to the notes payable and to Additional Paid-in Capital. The aggregate discount recognized on the 2012 and 2013 notes is $107,414.

For the period ended June 30, 2013 the Company has recognized $6,688 in accrued interest expense related to all convertible notes and has amortized $26,007 of the beneficial conversion features which have also been recorded as interest expense. The aggregate carrying value of convertible notes is as follows:

June 30, 2013
Face amount of the notes	$107,414
Less unamortized discount	(70,560)
Carrying Value	$36,854

Since Inception:

In August, 2011 we issued a $40,000 convertible promissory note. The note, which has a maturity date of December 31, 2013, bears interest at 15% per annum until paid or converted. The note is convertible at the option of the holder at any time and from time to time, on or after June 30, 2013, into our common stock at a fixed conversion price of $0.01 per share.

The convertible debt security was issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with ASC 470020, “Debt – Debt with Conversion and Other Options”. The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. This resulted in a discount to the carrying amount of the note equal to:

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital. As of December 31, 2012, the aggregate balance of convertible notes payable was $10,470 net of unamortized discounts of $19,330.

3. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: As of June 30, 2013 and December 31, 2012, a total or $28,436 was owed to Asher Zwebner, CFO and a director, and represented accrued but unpaid compensation for services during the period from 2008 to 2009. The amount owed is not formalized by a written agreement, does not carry a specific due date and is non-interest bearing.

4. Stockholders' Equity

Recent Issuances of Common Stock:

Stock Issued upon conversion of debt

During the six months ended June 30, 2013, we issued 5,162,000 shares of our common stock in settlement of $40,000 due to a former related party plus associated accrued interest of $11,620. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Stock Issued for services

During the six months ended June 30, 2013, we issued 100,000 shares of our common stock as payment for services. The share were valued at the closing price as of the date of the agreement and resulted in recognition of $28,000 in consulting services expense for the three and six-month periods ended June 30, 2013.

Stock Issued for cash

On May 9, 2013, all 550,000 L&L warrants were exercised for total cash proceed of $55.

Recent Issuances of Warrants:

During the three and six- months ended June 30, 2013, the Company recorded $71,383 and $107,074, respectively, in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock were as follows: the estimated volatility of the Company’s common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants were fully vested at June 30, 2013.

One note for $20,000 was accompanied by 550,000 detachable warrants (the L&L warrants). The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock on the date of grant, the estimated volatility of the Company’s common stock (194%), the exercise price of $0.00001 and the risk free interest rate of 0.11%,.

Since Inception:

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

On October 13, 2009, Dynamic Applications Corp. entered into an amendment to the Executive Employment Agreement between the Company and Mr. Asher Zwebner, the Company's former chief financial officer. Under the Amendment, Mr. Zwebner's term of employment was extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the employment agreement, Mr. Zwebner received 5,000 shares of common stock in the Company. The shares were valued at the trading price on the day that the shares were issued less 40% discount for restricted trading. Mr. Zwebner resigned as CFO and director on June 17, 2013.

On August 23, 2011, the Company raised $3,487 and issued 1,100,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share.

On September 8, 2011, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock and to change the par value to $0.00001.

On September 27, 2011, the Company raised $26,844 and issued 8,480,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share .

On December 21, 2011, the Company raised $15,850 (of which $10,801 was a receivable at December 31, 2011) and issued 5,000,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share.

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

5. Future Commitment and Issuance of Warrants:

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

During the three and six-month periods ended June 30, 2013, the Company recorded $71,383 and $107,074, respectively, in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock were as follows: the estimated volatility of the Company’s common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants were fully vested at June 30, 2013.

6. Subsequent Events

None

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

Recent Developments

On March 7, 2013, the entered into an agreement with GUMI Tel Aviv Ltd., a large privately-held Israeli industrial technology corporation, pursuant to which GUMI agreed, at its own cost and expense, to complete the development of the prototype for the Company's patented, electromagnetic percussion device (the "Patented Device"), manufacture and market commercial models of the Patented Device.

On April 17, 2013, the GUMI agreement was modified and amended as follows: (i) GUMI engaged the services of a Tel Aviv University trained mechanical engineer to lead its design and engineering team developing a working prototype and commercial models of the Patented Device; (ii) the Company agreed to contribute $10,000 to the compensation payable to the newly-engaged engineer; and (iii) the revenue sharing arrangement was changed to 60% to GUMI and 40% to the Company from 65% to GUMI and 35% to the Company.

On April 17, 2013, the Company entered into an agreement with Sensoil Ltd, an Israeli company engaged in the design, development, manufacture, installation and service of their Vaduze Monitoring Systems (VMS), a system designed to detect and monitor soil contamination, floods, breaching of dams and Heap Leaching processes. Pursuant to the agreement the Company was appointed as Sensoil's sales representative, on a non-exclusive basis, for the United States. The Company will receive a commission equal to 25% of the first $5 million in sales revenues and 20% of sales revenues in excess of $5 million. The Sensoil agreement also contemplates that the Company will become Sensoil's exclusive U. S. representative upon meeting certain revenue bench marks.

On May 26, 2013, GUMI reported that it had produced the first version of the prototype of the Patented Device together with a complete set of engineering and design specifications. The May 26 report further stated that GUMI will immediately commence "in depth market research" for, among other applications, the potential use of the Patented Device with the product line of Sensoil Ltd.

On June 15, 2013, GUMI reported to the Company that it had completed development of the first commercial model of the Company's electromagnetic percussion device, the DPD1, with the initial target market being the diamond and armory industries. GUMI advised the Company that it was continuing R&D on the DPD type 2 with larger dimensions that will be marketed to heavier industrial users.

Results of Operations during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three-month period ended June 30, 2013, we incurred a net loss of $170,336 due to expenses consisting of general and administrative expenses of $149,312, interest expenses of $3,872, expenses related to the amortization of debt discount of $17,152 compared to a net loss of $24,103 due to general and administrative expenses of $12,634, interest expenses of $1,496, expenses related to the amortization of debt discount of $9,973 during the same period in the prior year.

Results of Operations during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the six-month period ended June 30, 2013, we incurred a net loss of $241,197 due to expenses consisting of general and administrative expenses of $208,502, interest expenses of $6,688, expenses related to the amortization of debt discount of $26,007 compared to a net loss of $59,566 due to general and administrative expenses of $36,755, interest expenses of $2,975, expenses related to the amortization of debt discount of $19,836 during the same period in the prior year.

Liquidity and Capital Resources

On June 30, 2013, we had total assets of $16,803, all of which was in cash as compared to total assets of $8,101 as of December 31, 2012, all of which was in cash. On June 30, 2013, we had total current liabilities of $73,897 consisting of $4,000 in accrued expenses, $4,607 in accrued interest, $28,436 in advances payable to related parties and $36,854 in convertible notes, compared to current liabilities of $88,364 comprised of $9,458 in accrued interest, $28,436 in advances payable to related parties and $50,470 in convertible notes as of December 31, 2012. Our accumulated deficits as of June 30, 2013 and December 31, 2012 were $746,092 and $504,895, respectively.

We used $68,967 in our operating activities during the six months ended June 30, 2013, which was mainly due to a net loss of $241,197 offset by amortization of debt discount of $26,007, fair value of warrants expenses of $107,074, common stock issued for services valued at $28,000 and accounts payable and increases in accrued liabilities of $11,149. We used $48,723 in our operating activities during the six months ended June 30, 2012, which was mainly due to a net loss of $59,566 and a decrease in accounts payable and accrued liabilities of $8,993 offset by amortization of debt discount of $19,836.

We financed our negative cash flow from operations during the six months ended June 30, 2013 through proceeds of debt borrowings of $77,614 and the issuance of common stock valued at $55. We financed our negative cash flow from operations during the six months ended June 30, 2012 through the issuance of common stock valued at $12,005 and proceeds of issuance of debt borrowings of $29,800.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three-month period ended June 30, 2013, we issued 5,162,000 restricted shares in connection with the conversion of $51,620 in convertible debt including $11,620 in accrued interest into equity to Shefet Trust Ltd. In addition, the Company issued 100,000 restricted shares to Marc Sitzer for service provided valued at $28,000.

During the three months ended June 30, 2013, the Company granted 550,000 warrants to L+L Holdings in connection with the issuance of a $20,000 note. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock on the date of grant, the estimated volatility of the Company’s common stock (194%), the exercise price of $0.00001 and the risk free interest rate of 0.11%,.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Eli Gonen, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Eli Gonen, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dynamic Applications Corp.
By: Eli Gonen, CEO and CFO
/s/ Eli Gonen

Date: August 12, 2013