Form 10-Q
period 2013-09-30
DYNAMIC APPLICATIONS CORP
filed 2013-11-07
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 7, 2013, the Registrant had 21,641,450 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	September 30, 2013
	(unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$8,113	$8,101
Total current assets	8,113	8,101

Total Assets	$8,113	$8,101

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts expenses	$4,000	$-
Accrued interest	8,668	9,458
Advances payable to related parties	28,436	28,436
Convertible notes payable, net of discount	60,894	50,470
Total current liabilities	101,998	88,364

Total liabilities	101,998	88,364

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
21,641,450 and 15,829,450 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	217	158
Additional paid-in capital	693,781	424,474
Deficit accumulated during development stage	(787,883)	(504,895)
Total stockholders' equity (deficit)	(93,885)	(80,263)
Total Liabilities and Stockholders' Equity (Deficit)	$8,113	$8,101

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
For the Three and Nine-Month Periods Ended September 30, 2013 and 2012 and From Inception (March 7, 2008) to September 30, 2013
(Unaudited)

					For the period from
	For the three	For the three	For the nine	For the nine	Inception
	Months ended	Months ended	Months ended	Months ended	(March 7, 2008)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	to September 30, 2013

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	13,690	4,799	222,192	40,929	617,147
Research and development	-	-	-	-	45,000
(Loss) from operations	(13,690)	(4,799)	(222,192)	(40,929)	(662,147)

Other income (expense)
Loss on foreign currency transactions	-	-	-	-	(5,014)
Interest expense	(4,061)	(1,216)	(10,749)	(4,680)	(20,205)
Amortization of debt discount	(24,040)	(15,052)	(50,047)	(31,201)	(100,517)
Total other expense	(28,101)	(16,268)	(60,796)	(35,881)	(125,736)
Total costs and expenses	(41,791)	(21,067)	(282,988)	(76,810)	(787,883)

Net loss before income taxes	(41,791)	(21,067)	(282,988)	(76,810)	(787,883)
Income tax	-	-	-	-	-

Net loss	$(41,791)	$(21,067)	$(282,988)	$(76,810)	$(787,883)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	21,641,450	15,829,450	$18,084,527	$15,812,740

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2013 and 2012 and From Inception (March 7, 2008) to September 30, 2013
(Unaudited)

	For the Nine	For the Nine	For the period from
	Months ended	Months ended	Inception (March 7, 2008)
	September 30, 2013	September 30, 2012	to September 30, 2013

Cash flows from operating activities:
Net loss	$(282,988)	$(76,810)	$(787,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	50,047	31,201	100,517
Common stock issued for services	28,000	-	43,000
Fair value of warrants issued for services	107,074	-	107,074
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	15,210	6,398	24,667
Cash used in operating activities	(82,657)	(39,211)	(512,625)

Cash flow from financing activities:
Proceeds from issuance of common stock	55	12,167	339,888
Proceeds of debt borrowings	82,614	27,800	152,414
Related party advances	-	-	28,436
Cash provided by financing activities	82,669	39,967	520,738

Change in cash	12	756	8,113
Cash - beginning of period	8,101	7,927	-
Cash - end of period	$8,113	$8,683	$8,113

Supplement cash flow information:
Non-casn transactions:
Debt discount arising from beneficial conversion feature	$82,614	$-	$152,414
Debt and accrued interest converted to equity	$51,620	$-	$51,620

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2013

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

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2013 and December 31, 2012.

Property and Equipment: New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight0line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Fair Value of Financial Instruments: As defined in ASC 82--1-, Fair Value Measurements and Disclosures (“ASC 82--1-”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 82--1- establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

• Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

• Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

• Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at September 30, 2013
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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry0forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013002, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

    - Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income 0 but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

    - Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension0related amounts) instead of directly to income or expense.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Convertible Notes

Current Interim Reporting Periods:

During 2013 the Company signed a series of twelve new unsecured promissory notes with unrelated parties for an aggregate of $82,614. The notes bear interest at 12%-15% per annum and are due approximately one year from the date of issuance. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company’s common stock at the lender's sole discretion at $0.01 per share. One note for $20,000 was accompanied by 550,000 detachable warrants (the L&L warrants). The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock on the date of grant, the estimated volatility of the Company’s common stock (194%), the exercise price of $0.00001 and the risk free interest rate of .11%,.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $82,614 has been recorded as a discount to the notes payable and to Additional Paid-in Capital. The aggregate discount recognized on the 2012 and 2013 notes is $112,414.

For the period ended September 30, 2013 the Company has recognized $10,749 in accrued interest expense related to all convertible notes and has amortized $50,047 of the beneficial conversion features which have also been recorded as interest expense. The aggregate carrying value of convertible notes is as follows:

September 30, 2013
Face amount of the notes	$112,414
Less unamortized discount	(51,520)
Carrying Value	$60,894

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

The convertible debt security was issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with ASC 470020, “Debt – Debt with Conversion and Other Options”. The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. This resulted in a discount to the carrying amount of the note equal to:

• the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by

• the number of shares into which the notes are convertible.

• The initial beneficial conversion feature of $40,000 was recorded separately based on the intrinsic value method.

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

3. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: As of September 30, 2013 and December 31, 2012, a total or $28,436 was owed to Asher Zwebner, CFO and a director, and represented accrued but unpaid compensation for services during the period from 2008 to 2009. The amount owed is not formalized by a written agreement, does not carry a specific due date and is non-interest bearing.

4. Stockholders' Equity

Recent Issuances of Common Stock:

Stock Issued upon conversion of debt

During the nine months ended September 30, 2013, we issued 5,162,000 shares of our common stock in settlement of $40,000 due to a former related party plus associated accrued interest of $11,620. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Stock Issued for services

During the nine months ended September 30, 2013, we issued 100,000 shares of our common stock as payment for services. The share were valued at the closing price as of the date of the agreement and resulted in recognition of $28,000 in consulting services expense for the nine-month period ended September 30, 2013.

Stock Issued for cash

On May 9, 2013 all 550,000 L&L warrants were exercised for total cash proceeds of $55.

Recent Issuances of Warrants:

During the nine-months ended September 30, 2013, the Company recorded $107,074 in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock were as follows: the estimated volatility of the Company’s common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants were fully vested at September 30, 2013.

One note for $20,000 was accompanied by 550,000 detachable warrants (the L&L warrants). The warrants were valued using the Black0Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock on the date of grant, the estimated volatility of the Company’s common stock (194%), the exercise price of $0.00001 and the risk free interest rate of .11%,.

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

During the nine-month period ended September 30, 2013, the Company recorded $107,074 in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock were as follows: the estimated volatility of the Company’s common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants are fully vested .

6. Subsequent Events

None.

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

Results of Operations during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three-month period ended September 30, 2013, we incurred a net loss of $41,791 due to general and administrative expenses of $13,690, interest expenses of $4,061, expenses related to the amortization of debt discount of $24,040 compared to a net loss of $21,067 due to general and administrative expenses of $4,799, interest expenses of $1,216 and expenses related to the amortization of debt discount of $15,052 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the nine-month period ended September 30, 2013, we incurred a net loss of $282,988 due to general and administrative expenses of $222,192, interest expenses of $10,749, expenses related to the amortization of debt discount of $50,047 compared to a net loss of $76,810 due to general and administrative expenses of $40,929, interest expenses of $4,680 and expenses related to the amortization of debt discount of $31,201 during the same period in the prior year.

Liquidity and Capital Resources

On September 30, 2013, we had total assets of $8,113, all of which was in cash as compared to total assets of $8,101 as of December 31, 2012, all of which was also in cash. On September 30, 2013, we had total current liabilities of $101,998 consisting of $4,000 in accrued expenses, $8,668 in accrued interest, $28,436 in advances payable to related parties and $60,894 in convertible notes as compared to current liabilities of $88,364 comprised of $9,458 in accrued interest, $28,436 in advances payable to related parties and $50,470 in convertible notes as of December 31, 2012. Our accumulated deficits as of September 30, 2013 and December 31, 2012 were $787,883 and $504,895, respectively.

We used $82,657 in our operating activities during the nine months ended September 30, 2013, which was due to a net loss of $282,988 offset by amortization of debt discount of $50,047, non-cash compensation expenses of $28,000, fair value of warrants expenses of $107,074 and an increase in accounts payable and accrued liabilities of $15,210. We used $39,211 in our operating activities during the nine months ended September 30, 2012, which was due to a net loss of $76,810 offset by expenses related to amortization of debt discount of $31,201 and an increase in accounts payable and accrued liabilities of $6,398.

We financed our negative cash flow from operations during the nine months ended September 30, 2013 through proceeds of debt borrowings of $82,614 and the issuance of common stock valued at $55. We financed our negative cash flow from operations during the nine months ended September 30, 2012 through the issuance of common stock valued at $12,167 and proceeds of issuance of debt borrowings of $27,800.

We do not have, at present, sufficient capital resources to fully implement our business plan. While we believe that we should be able to generate positive cash flow from operations during the second quarter of 2014, there can be no assurance that this will prove to be correct or that revenues, if any, will be sufficient to fund our ongoing operating expenses. Accordingly, we plan to raise these funds through a private offering of our equity securities or through issuance of convertible debt instruments. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Date: November 7, 2013