Form 10-K
period 2013-12-31
DYNAMIC APPLICATIONS CORP
filed 2014-03-21
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2013, the aggregate market value of the 6,981,450 common stock held by non-affiliates of the Registrant was approximately $69,814 based on the last trade of the Registrants common stock at $0.01 on December 31, 2013. On March 19, 2014, the Registrant had 21,641,450 shares of common stock outstanding.

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

Our Filing Status as a "Smaller Reporting Company

We are a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a "smaller reporting company," the disclosure we will be required to provide in our SEC filings are less than it would be if we were not considered a "smaller reporting company." Specifically, "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being permitted to provide two years of audited financial statements in annual reports rather than three years.  Decreased disclosures in our SEC filings due to our status as a "smaller reporting company" may make it harder for investors to analyze the Company's results of operations and financial prospects.

General Background

We were incorporated in Delaware on March 7, 2008 and are a development stage company engaged in the business of developing equipment covered by a patent (Patent No. 5,497,555). We acquired the patent from Appelfeld Zer Fisher ("AZF"), an Israeli law firm that specializes in intellectual property law including among other things the filing, prosecuting and the commercialization of patents, in a patent transfer and sale agreement dated March 27, 2008 (the "Patent Agreement") for consideration of $17,000. The patent and related technology covers the design and development of an electromagnetic percussion device with a striking piston made of a single monolithic block (the "Device"). Prior to the Patent Agreement with AZF, the Company had not been involved in any similar patent transactions and our management, while having significant business experience, did not have any meaningful experience in technological areas generally or in the field of electromagnets specifically. However, the Company's CFO, a CPA by training, had served as a consultant and/or as CFO to other reporting companies by principally providing SEC reporting and disclosure services. These included companies that had also acquired other patents pursuant to similar patent transfer and sale agreements with AZF, as follows: Crown Dynamics Corp., Dynamic Ventures Corp., Consumer Products Services Group (formerly Global Dynamics Corp.) and Advanced Ventures Corp., all companies with securities registered under Section 12 of the Exchange Act. In addition, we understand that another issuer, Santa Fe Petroleum, Inc. (formerly Baby All Corp.), filed an S-1 in 2011 with disclosure that it had acquired a patent from a party other than AZF. The foregoing information was provided to the Company by its CFO/Director, Mr. Asher Zwebner. We are not aware of other public companies that may have been involved in patent acquisition agreements with AZF.

While we have no independent knowledge regarding whether any of the referenced companies (1) devoted resources to developing the patent or (2) abandoned the patent and engaged in a different business, we have been informed by Mr. Zwebner, or former CFO, that, other than Dynamic Applications, none of the other companies devoted resources to pursue development and commercial use of their respective patents.

On May 5, 2008, we filed a registration statement on Form S-1 pursuant to which we offered and sold to the public 2,000,000 shares of our common stock at $0.04 per share, resulting in gross proceeds of $80,000 and net proceeds of approximately $60,000. Notwithstanding our successful IPO and a subsequent raise of approximately $200,000 in December 2008, the Company cash resources were applied to a significant extent to executive compensation and consulting fees, without devoting resources to the development of the Device. During the period from December 31, 2008 through September 30, 2009, the Company's cash position was reduced from approximately $130,000 to less than $100 and the Company announced that it had ceased efforts to pursue development of the patent.

The Company became delinquent in its reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act") by its failure to file its annual report on Form 10-K for its year-ended December 31, 2009, any quarterly reports in 2010 and its Form 10-K for the year-ended December 31, 2010 and quarterly reports for the periods ended March 31, 2011 and June 30, 2011. On July 26, 2011, the Company filed Form 15 to suspend it duty to file reports under Sections 13 and 15(d) of the Exchange Act.

Termination of Green Biofuels Holding Ltd. Agreement

On August 9, 2009, the Company entered into a Cooperation and Partnership Agreement with Green Biofuels Holding Ltd. ("GBH"), an Israeli corporation pursuant to which GBH agreed to contribute, convey, assign and transfer all of GBH's rights title and interest in specified carbon credit projects. GBH represented to the Company that it had a contractual right to a carbon credit project in Fuxin, China and had access to various other carbon credit projects in other locations in China and East Europe, including current and future interests in such projects and current and future opportunity to enter into agreements for carbon credit projects.

As consideration the Company agreed to pay GBH an amount equal to 3% of the total gross revenues derived from the assigned projects during the first six years of the agreement, which consideration would only commence when the total gross income derived from the accepted project reached 1 million Euros or approximately $1.4 million.

The Company further agreed to arrange financing of 44,000 Euro for a Fuxin Project within 10 days of the date of the Agreement, and 26,000 Euro for a coal mine and two projects in the Ukraine and Kazakhstan by August 27, 2009. In addition, the Company agreed to provide further financing for the benefit of these aforesaid projects in the amount of 100,000 Euros by September 15, 2009 and 110,000 Euros by October 1, 2009.

On August 9, 2009, pursuant to a separate Private Placement Subscription Agreement, the Company also agreed to issue to each of Messrs. Shlomo Palas, Samuel Keshet and Eliezer Weinberg, the principals of GBH (the GBH Principals"), 7,178,750 shares of the Company's common stock, or a total of 21,538,250 shares, which issuance was subject to the prior finalization and approval of a stock plan relating to the common stock under applicable Israeli law by the Company and/or its Israeli subsidiary.

On January 12, 2010, the Company entered into a termination agreement with Green Biofuels Holding Ltd., an Israeli corporation ("GBH"), and Messrs. Shlomo Palas, Samuel Keshet and Eliezer Weinberg (the "Termination Agreement"). Pursuant to the Termination Agreement, the Cooperation and Partnership Agreement with GBH, dated August 9, 2009, and any rights, title and interest and all obligations and liabilities arising out of or relating to the Carbon Credit Project (as defined in such agreement) were contributed and transferred from the Company to GBH and assumed by GBH and the August 8, 2009 agreement was terminated. Likewise, the Company and Messrs. Shlomo Palas, Samuel Keshet and Eliezer Weinberg terminated their Private Placement Subscription Agreement, also dated August 9, 2009 for subscription of shares of the common stock of the Company, which had not yet been effectuated.

The primary reason for the Termination Agreement was the fact that the Company was unable to fund their funding obligations under the Cooperation Agreement as a result of the nature of the carbon credit projects that were subject of the assignment. As a result, none of the shares that were subject to the Private Placement Subscription Agreement were issued.

Electromagnetic Percussion Devices

An electromagnetic percussion device is generally comprised of the following: (a) a housing; (b) an instrument connected to, and extending beyond, the housing; (c) a driving member reciprocal within the housing, the driving member including an intermediate region of a first diameter and an enlarged anterior head of a second diameter, the second diameter being larger than the first diameter; (d) a piston body reciprocal within the housing and adapted to impact the instrument, the piston body including a coupling element for slidable accommodating the head of the driving member, thereby coupling the driving member and the piston body together, the coupling element including a plurality of leaves which enclose and confine the head of the driving member when the coupling element is within the housing but which can be moved apart when the coupling element is outside the housing to allow the head of the driving member to be inserted into, or removed from, the coupling element; (e) an electromagnetically active body connected to the driving member; and (f) an electromagnetic coil connected to the housing, the coil operationally coupled to the electromagnetically active body so as to cause the reciprocation of the driving member.

Based upon the limited information that we received when we acquired the rights to the Device we believed, and more importantly on the information that we have received from 2011 to the present, we continue to believe, that our Device has unique design features because unlike traditional electromagnetic devices, the positions of the electromagnetic coil and electromagnetically active body are reversed. We believe that this design feature should provide us with an advantage over other devices and should successfully address the shortcomings of the previously known configurations by providing an electromagnetic percussion device whose striking piston is made of a single monolithic block of material. As a result, our Device should be more durable and rugged than heretofore comparable devices described above.

Our Electromagnetic Percussion Devices could be used for hammer drilling, sawing, vibrating device and similar procedures.

Further, in our Device, our design provides that prior to impact between the anterior end of piston body and the posterior end of the instrument, the current in the electromagnetic coil switches direction. This is designed to decelerate the motion of driving member leaving the piston body unaffected by the switch in current direction, creating a small gap between itself and driving member so that at this moment piston body strikes the instrument in a way that there is no direct contact between piston body and the driving member. As a result, no impact shock is transmitted from piston body to driving member thereby reducing wear on driving member and its permanent magnet thereby significantly increasing its useful life and reliability. We believe the switching position feature is unique to our device.

The reverse current through the coil is needed in order to change the polarity of the coil so it can push or pool the drive. The timing of changing the current is important to separate the hammer from the drive member so that the impact energy is not transmitted to the drive, which contains brittle parts as natural magnets. This is accomplished by changing the current direction in the coil before the hammer can impact the tool, and will start to move the drive to the opposite direction disengaged from the hammer. However, the hammer will continue moving forward with the stored energy in the tool.

Notwithstanding the foregoing, there can be no assurance that our Device will be commercially accepted by any particular industry or that it will develop and sustain market acceptance at levels that will result in profitable operations.

Recent Development Efforts

From our inception through mid-2011, we were unable and, in fact, did not devote any significant efforts to develop, either alone or with third parties, a Prototype of our Device. Notwithstanding the foregoing, our management continues to believe in the potential of our Device.

During the latter half of 2011, we had discussions with a limited number of unaffiliated persons as well as shareholders for the purpose of raising funds through the sale of restricted shares as part of a plan to pursue the development of a Prototype of our Device. In late 2011 through 2012, we had discussions together with our investors related to renewing our efforts to develop our Device, which was the reason our investors had a renewed interest in our Company. As a result, we engaged the services of a chief scientific advisor with extensive experience in engineering and electromagnetism and in April 2013, we entered into a Development/Manufacturing and Marketing Agreement with GUMI Tel Aviv Ltd.

Our management's position is that its belief in the Device, notwithstanding the rather lengthy delay in development and its mistaken determination in July 2011 to cease development efforts, was justified based upon its ability to successfully conclude the agreement with GUMI.

As part of our management's renewed interest in pursuit of development of our Device with view to its commercial exploitation, we determined to become current with the OTC Markets by filing all reports required by SEC Rule 15c2-11. We have then determined to file a Form 10/12G to again become a reporting company under the Exchange Act. We filed our Form 10 on November 21, 2012.

Third-Party Manufacturers/Relationship with GUMI Tel Aviv Ltd

Because of our limited financial and personnel resources, our plan since the acquisition of the Patent has been to rely on third parties to develop a Prototype of the Device and thereafter to contract for the manufacture and marketing of commercial models of our Device. To that end, on January 15, 2013, the Company entered into a consulting agreement with Gennady Nickelshpur to serve as the Company's chief scientific advisor ("CSA"). The agreement with Mr. Nickelshpur provides for cash compensation based upon an hourly rate and the grant of options pursuant to an ESOP to be adopted by the board of directors. The terms of the ESOP have yet to be determined.

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

Pursuant to the GUMI Agreement, GUMI agreed to: (i) complete the development of the Prototype of the Device; (ii) manufacture the commercial model(s) of the Device; and (iii) market the commercial model(s) of the Device.

In consideration for developing the Prototype and manufacturing and marketing/distributing commercial models of the Device as well as incurring all related costs and expenses in connection therewith, the Company shall compensate GUMI as follows: (i) upon the execution of the GUMI Agreement, the Company granted GUMI warrants (the "Warrants") exercisable to purchase 200,000 shares of the Company's common stock ("Warrant Shares") at an exercise price of $0.05 per share (the "Exercise Price"); (ii) upon completion of the Prototype, granting GUMI additional Warrants to purchase 200,000 additional Warrant Shares at the Exercise Price; and (iii) upon completion of a Commercial Device ready for manufacture and sale, granting GUMI additional Warrants to purchase 200,000 additional Warrant Shares at the Exercise Price. The Warrants shall expire 3 years from the date of each grant and shall be subject to adjustment in the event of any recapitalization of the Company's capital stock.

In addition to the consideration represented by the grant of Warrants, the Agreement further provided that following commencement of sale of the Commercial Device and until such time that GUMI has recouped all costs and expenses that it has incurred and paid in connection with the completion of development of the Prototype and the manufacture of the Commercial Device ("Date of Recoupment"), one hundred (100%) percent of the net sales revenues shall be paid and distributed to GUMI. Further, on and after the Date of Recoupment, net sales revenues under the March 5 GUMI Agreement were to be paid sixty-five (65%) percent to GUMI and thirty-five (35%) percent to the Company.

On April 17, 2013, the Company entered into a Modification Agreement, pursuant to which the above referenced distribution agreement with GUMI was modified and amended as follows: (i) GUMI engaged the services of Mr. Ygal Chapo, a Tel Aviv university trained mechanical engineer, to lead GUMI's design and engineering team developing a working prototype (the "Prototype") of the Company's patented electromagnetic percussion device ("Device") and commercial models of the Device; (ii) the Company agreed to contribute $10,000 to the compensation GUMI is paying its newly designated mechanical engineer; and (iii) the revenue sharing arrangement between GUMI and the Company was changed to 60% to GUMI and 40% to the Company from 65% to GUMI and 35% to the Company.

We were informed by GUMI on May 1, 2013 that it has made significant progress toward completion of the development of the Prototype and that they expect that they will be able to present us with commercial models of our Device within approximately 12 to 16 weeks. As a result, it is our hope and expectation that we will have commercial models available for sale during 2013. On May 5, 2013, GUMI sent a further update regarding their progress, informing us that they had completed phase one of the engineering process and expressing their belief that they have completed a full set of drawings that will enable them to manufacture the Prototype. We were further informed that as soon as the initial Prototype is manufactured, GUMI will undertake industrial testing leading to final drawings, which they stated will result in the manufacture of the Commercial Prototype. In October 2013, GUMI reported that it had completed the Prototype and was developing variations of the Percussion Device for presentation to the diamond and armory industries.

In February 2014, GUMI reported that during the last quarter of 2013 and following certain design modifications, GUMI presented the Percussion Devise to a mid-sized Israeli diamond polishes company and a foreign armory manufacturer. In addition, we have been informed that GUMI's foreign representative has made several sales presentations that have resulted in the request by customers for several units for internal review and evaluation. We have been informed by GUMI that the armory company has requested certain technical modifications by GUMI for product improvement, which modifications are currently being evaluated for cost and feasibility. We also have been informed further that GUMI has discussed commitments for initial purchase orders with the armory company upon completion of the modified Percussion Devices, which discussions are pending.

GUMI also advised us that it has had extensive negotiations with a mid-sized Israeli diamond company discussing pricing as a precondition to their ordering several hundred units under their 2014 budget. We have been informed that if we can agree on pricing, these orders will be placed on or about March 31, 2014.

There can be no assurance that GUMI will be successful in generating orders resulting in significant revenues, if at all. Nevertheless, GUMI has informed us that they remain confident about their ability to commercially exploit the Percussion Device in both the diamond and armory industries, among others.

Intellectual Property

On March 27, 2008, we executed the Agreement with Appelfeld Zer Fisher, the original owners of the technology, pursuant to which we were granted all rights, title and interest in, the Device and related technologies. The patent application was filed on December 19, 1994 with the United States Patent and Trademark Office. On April 13, 2008, the patent assignment was recorded in the United States Patent and Trademark Office. Our patent remains in full force and effect and will expire on December 18, 2014. In addition to our patent, we will continue to explore entering into negotiations with third parties for the acquisition of additional patents, as well as other intellectual property, to further our business development in the technology area. See the disclosure under "Risk Factors" regarding the limited time before the Company's Patent expires.

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

We believe our patented technology and design incorporated in our Device, should permit us to successfully addresses certain shortcomings of the presently known configurations by providing an electromagnetic percussion machine whose striking piston is made of a single monolithic block of material. The Company believes that its technology is more durable and rugged than previous technologies and/or methods. In addition, as we develop and/or acquire rights to additional technologies, we also expect to face significant competition from other companies engaged in the manufacture and sale of such other technologies, virtually all of which will have far greater financial and other resources and longer operating histories.

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

Employees

Other than our current officers and directors, and our recently retained chief scientific advisor, Gennady Nickelshpur, we have no other full-time or part-time employees. During the next twelve months, we believe that we may be required to hire a limited number of either full or part-time employees to further our business plan related to our Device as well as retain one or more additional advisors to supplement the effors of Mr. Nickelshpur. Our hiring plan is dependent upon available financial resources. We expect that when we complete development of our Device, principally with the efforts of Mr. Nickelshpur, the timing of which we cannot assure, and assuming that our resources are sufficient, that we will need to hire up both part-time and full-time employees and scientific advisors for our operations as they grow.

Recent Developments

On October 26, 2012, the Company's reverse stock split on a one-for-one hundred (1:100) basis ("Reverse Split") was implemented and approved by FINRA. In connection with the Reverse Split, the Company also amended its Articles of Incorporation to reduce its authorized shares of capital stock from 20 billion shares comprised of 19.8 billion shares of common stock and 20 million shares of preferred stock to 520 million authorized shares comprised of 500 million shares of common stock and 20 million shares of preferred stock.

On April 17, 2013, the Company entered into an agreement with Sensoil Ltd, an Israeli company, with an address at 27 Maskit St., Hertzliya 46733 Israel ("Sensoil") that is engaged in the design, development, manufacture, installation and service of their Vaduze Monitoring Systems (VMS), a system designed to detect and monitor soil contamination, floods, breaching of dams and Heap Leaching processes. Pursuant to the agreement (the "Representative Agreement"), the Company was designated as Sensoil's sales representative, on a non-exclusive basis, for the United States. The Representative Agreement was for an initial term of one year with automatic renewal terms of one year each. The Company will receive a commission equal to 25% of the first $5 million in sales revenues and 20% of sales revenues in excess of 45 million generated by the Company for Sensoil's products and services in the United States.

On February 28, 2014, the Company received notice from Sensoil that, as a result of its inability to generate any revenues from the sale of Sensoil's products and services in the U.S. and the fact that the Company had not taken any meaningful steps in establishing a sales network for Sensoil in the U.S., Sensoil was not renewing the Representative Agreement. In connection with this action by Sensoil, we have been informed that Sensoil's CEO, who had agreed to serve as our chief marketing advisor, would no act in such capacity. In fact, only limited service were rendered because of our inability to make progress in developing a marketing network in the U.S.

The Representative Agreement with Sensoil Ltd had been part of our plan to seek to enhance our revenue stream by entering into joint ventures or other business arrangements with third parties engaged in technology development, based upon our belief that there are many opportunities for us to develop relationships with technology companies in Israel that can generate revenues in the United States and elsewhere. Notwithstanding the termination of the Representative Agreement by Sensoil, we will continue to explore potential business arrangements with third parties for the purpose of generating revenues to supplement those that we hope to generate from our relationship with GUMI and our Patented Percussion Device.

The Company is filing this Registration Statement on Form 10 under the Exchange Act to have its shares of common stock registered under the Exchange Act and become subject to the reporting obligations of the SEC. The Company believes that being a reporting company under the Exchange Act increases its ability to raise additional capital to expand its current business operations and enhance its ability to effectuate acquisitions and/or mergers with other technology companies in related fields of business, among others. As of the date of this Registration Statement, and until we raise additional capital, we have deferred taking more active steps related to pursuing and/or identifying acquisition and/or merger candidates. Nevertheless, our management team continues to evaluate opportunities related to its current business as well as related technologies. There is currently only a very limited trading market in our shares. There can be no assurance that an active trading market for our common stock will commence. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. Nevertheless, we believe that our recently implemented Reverse Split and the amendment to our capital structure, together with our ability to raise capital through loans from our directors, officers and affiliated persons, should make investment in our shares more desirable to investors and to the financial community.

ITEM 1A. RISK FACTORS Back to Table of Contents

We are a development stage company with only a limited operating history and may never be able to carry out our business plan or achieve any revenues or profitability; as a development stage company, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment and growth of a development stage business. We were established on March 6, 2008, for the purpose of engaging in the development, manufacture, and sale of our Device. While we have not generated any revenues nor have we realized a profit from our operations to date, we believe that our recent ability to raise capital from affiliated persons should enhance our ability to raise equity capital from potential third-party investors. Further, our business arrangement with GUMI for the development, manufacture and sale of our Device should enhance our ability to fulfill our business plan, which includes commercially exploiting of our Device. However, notwithstanding our belief, there can be no assurance that we will be able to generate any significant revenues or profitability, if at all, from our Device. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in growing a development stage business in our industry and, as a result, our Company is a highly speculative venture involving significant financial risk.

We expect to incur operating losses in the next twelve months because we have only a very limited ability to generate revenues from operations unless and until GUMI can successfully complete development and market a commercially viable Device.

To date we have not generated revenues from our Device. While our Device is now currently available for sale, we understand that potential customers have requested the implementation of design changes and perhaps more competitive pricing. As a result of our agreement with GUMI, we intend to devote our limited financial resources to the development of other business arrangements or the acquisition of related technology assets. We expect to incur operating losses over the next twelve months and notwithstanding the fact that GUMI has been successful in developing a workable Prototype of our Device. We recognize that if we are unable to generate revenues, we may not be able to continue operations. There can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

We expect that during the next twelve months, we will have to continue to rely on loans from and/or purchases of our capital stock by our affiliates to fund our operating expenses and may require additional funds through the sale of our common stock from third parties; this will be dependent upon favorable market conditions and interest in our business activities by investors.

We have limited cash resources to fund our administrative and operating expenses for the next twelve months. We will require additional capital notwithstanding following the development by GUMI of a workable Prototype for our Device in order to arrange for the and the manufacture of initial commercial models ing and marketing of our Device ready for marketing. Because we do not expect to there can be no assurance that we will have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or through the issuance of restricted shares to investors. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the implementation of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, we may have to suspend or cease operations within twelve months.

Our audited financial statements for the period from March 7, 2008 (inception) through December 31, 2013, were prepared using the assumption that we will continue our operations as a going concern. We were incorporated on March 7, 2008, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses or our proposed research and development program for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company's shares of common stock.

We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our Device as well as expanded business operations are unproven to date. We have only a very limited operating history makes it difficult to evaluate the future prospects of our business. While our management and principal shareholders have invested in our Company during 2012 and 2013, there can be no assurance that management's assumption and belief that our business operations will prove to be successful is correct. We continue to be dependent upon funding from affiliated persons/principal shareholders and officers. Accordingly, there is only a limited basis upon which potential investors would be able to assess the likelihood that we will be successful in fulfilling our business plan which involves the commercial exploitation of our Device and/or any related or other technology and products we may seek to acquire. There is a substantial risk that we will not be successful in implementing our business plan or, if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

As a development stage company, the costs and expenses associated with developing, manufacturing and marketing our Device is not currently determinable. We may not be able to price our Device at a level that will create a market for and generate revenues and profits from our Device.

While our agreement with GUMI provides for their advancing the costs and expenses in developing, manufacturing and marketing our Device, they may determine that the costs and expenses do not justify the potential market for the Device, which may be limited, if at all. Our Device may not be commercially accepted because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. In addition, the commercial success of our Device or any product or technology is often dependent upon factors beyond the control of a development stage company attempting to market new technology, including, but not limited to, market acceptance and whether or not third parties promote the products through prominent marketing channels and/or other methods of promotion.

We must rely on third parties to develop a Prototype and to manufacture commercial models of our Device.

Because of our limited financial and personnel resources, we must rely on GUMI under our agreement for their development of a viable Prototype of our Device, following which they have undertaken the manufacture of commercial models of our electromagnetic percussion Device. While we were able to negotiate an agreement with GUMI (see the disclosure under "Description of Business-Recent Development Efforts and Third Party Manufacturers/Relationship with GUMI Tel Aviv" above) to develop a Prototype and to manufacture and market commercial models of our Device, there can be no assurance that GUMI will be successful in developing the Prototype, be able to manufacture commercial models or be successful in generating sufficient revenues from the sale and marketing of our Device.

We are a small development stage company with limited resources compared to some of our potential competitors and we may not be able to compete effectively and develop and thereafter increase market share.The electromagnetic percussion system industry is very competitive and although we believe our technology offers unique development opportunities, we cannot guarantee that these features are enough to effectively capture a significant enough market share to successfully launch and sustain our product. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and customers than we have. As a result, these competitors have greater name credibility with our potential distributors and customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success will depend on third party distribution channels rather than our own marketing efforts.

We intend to sell our Device utilizing the services of GUMI and any group of resellers and distributors GUMI may assemble. Our future revenue growth will depend in large part on sales of our product through this arrangement. We will be full dependent upon the success of GUMI's distribution efforts. Entities that distribute our products may also compete with us, by offering similar products and technologies. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our product. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

Our board of directors and executive officers have very limited experience in running a technology company; they may not be able to successfully operate such a business, which could cause you to lose your investment

We are a development stage company and we intend to manufacture, market, and sell our Device, an electromagnetic percussion system, as well as other technology products. Our current directors and officers have effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. As a result, our board of directors has recently entered into an agreement with Mr. Gennady Nickelshpur to serve as our chief scientific advisor, Mr. Nickelshpur holds a Masters Degree in Mechanical Engineering from the Institute of Railway Engineering, Gomel, Russia, has been Chief Engineer for S. V. SE. Ltd, Raanana, Israel from 1999 to 2006 prior to which he served as Project Engineer involved in the patent development, patent protection and managing patent application processes. From 2007 to 2008, Mr. Nickelshpur was employed at the patent law firm of Ehrlich & Fenster, Mr. Nickelshpur has specialized knowledge of hydraulic and pneumatic engineering. Our success is contingent upon the ability of Mr. Nickelshpur and other specialists to work with our management team to make appropriate business decisions in these areas. However, our directors and officers alone have no experience in operating a company that develops or sells electromagnetic percussion systems and otherwise have limited experience in technology. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and hinder an investor from obtaining a return on his investment in us.

Our directors and officers have other outside business activities and will only be devoting up to 10% of their time to our operations; our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities unless we are successful in engaging the services of a full advisory team.

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

Our Patent expires in December 2014; If our Patent expires before we are able to successfully exploit our exclusive rights, competitors may gain access to our technology and undermine whatever competitive position we may have.

We regard our current intellectual property, represented by our Patent, which expires in December 2014, as important to our success, and we must rely on patent law to protect our proprietary rights. Even assuming that GUMI is successful in developing a working Prototype in a timely manner and thereafter manufactures commercial models of our Device, there will only be a relatively limited amount of time before our patent expires. Despite our precautions, unauthorized third parties may copy certain portions of our product or reverse engineer or obtain and use information that we regard as proprietary. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that our intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse affect on our business, financial condition, or results of operations.

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

If and when we sell our Device and other technology products, we may be liable for product liability claims and we presently do not maintain product liability insurance.

The electromagnetic percussion product that we are developing may expose us to potential liability from personal injury or property damage claims by end-users of the product. We currently have no product liability insurance to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that when we commence distribution of our product that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management's time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay the liability.

Risks Related to Our Common Stock

It may be expected that we may in the future issue additional shares of our common stock which would reduce investors' ownership interests in the Company and which may dilute our share value. We do not need stockholder approval to issue additional shares.

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

If there is a shareholder meeting, as a consequence of the controlling shareholder's significant equity interest, the controlling shareholder has certain discretion regarding proposals submitted to a vote by shareholders. As a result, the controlling shareholder has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, the controlling shareholder has the ability to control the appointment of management and therefore the business affairs of the Company. Additionally, in the event that the controlling shareholder controls the Company at the time of his death, control may be transferred to a person or entity that he designates as his successor. As controlling stockholder, Mr. Shenker is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

There is only a limited trading market for our common stock and to the extent that a trading market develops, it may not be sustained.

From August 20, 2008 through April 26, 2010, our common stock was subject to quotation on the FINRA BB under the symbol "DYAP". As a result of our failure to remain current in filing our quarterly report for the period ended March 31, 2010 and subsequent delinquency in fulfilling our reporting requirements, our common stock became subject to quotation on the pinksheets of the OTC market. In April 2012, we began to get current by filing reports required by SEC Rule 15c2-11 with the OTC Markets. Commencing in November 2012, we began filing reports with the SEC under the Exchange Act and as a result, our shares are now subject to quotation on the OTCQB. There is currently only a limited trading market in our common stock on the OTCQB. There can be no assurance that there will be an active trading market for the common stock as a result of the Company becoming a reporting company under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

We have become subject to reporting requirements under the Exchange Act.

Pursuant to the requirements of Section 13 of the Exchange Act the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain our audited financial statements. As a reporting company under the Exchange Act, the Company are required to file a report on Form 8-K or other form appropriate under the Exchange Act. A Form 8-K must be generally filed with the SEC within 4 days.

Additional financing requirements associated with reporting obligations under the Exchange Act.

We have no revenues and are dependent upon the willingness of management and/or related parties to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. We may not generate any revenues unless we enter into manufacturing or distribution agreements.

We believe that we will have sufficient funds available to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we generate sufficient cash flow from operations. In the event that our available funds, from management and/or related parties, prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. While we are dependent upon interim funding provided management and/or related parties to pay professional fees and accounting fees and related expenses, we have neither a written nor oral agreement with such parties to provide any continued funding. Notwithstanding the foregoing, we anticipate that management and/or related parties will continue to fund the costs associated with being a reporting company until such time as the Company generates cash flow from operations.

State Blue Sky Registration, potential limitations on resale of the securities.

The holders of our shares of common stock and those persons, who desire to purchase them in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the present intention of the Registrant's management to seek coverage and publication of information regarding the Registrant in an accepted publication manual, which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Because the Company has no revenues and has negative cash flow, no cash dividends have been paid nor are any dividends likely to be paid in the foreseeable future, it ever.

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

When we filed the Form 15 on July 27, 2011 for the purpose of suspending our duty to file reports under Sections 13 and 15(d) of the Exchange Act, we were not in compliance with Section 13(a) of the Exchange Act; there can be no assurance that we will be able to again remain in compliance with Section 13(a) of the Exchange Act in the future.  Our past and any future failure to comply with Section 13(a) of the Exchange Act may be expected to have a material adverse affect on our financial condition, stock price and the value of our business because Section 32 of the Exchange Act provides for monetary penalties as a result of such non-compliance and the SEC may determine to revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act."

When we filed a Form 12b-25 notifying the SEC of our inability to timely file an annual report on Form 10-K for the fiscal year ended December 31, 2009, we made a representation that the Form 10-K would be filed no later than April 15, 2010, the date that was the fifteenth calendar day following the prescribed due date for our Form 10-K. Subsequent to filing the Form 12b-25, our management determined that due to the significant costs associated with being a public reporting company, to cease reporting under the Exchange Act by filing a Form 15 on July 27, 2011, in reliance upon Rule 12g-4(a)(1) and Rule 12g-4(a)(2). At the date of the filing of the Form 15, we were delinquent under the Exchange Act by not first filing our past due annual report on Form 10-K for the year ended December 31, 2009, our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, our annual report on Form 10-K for the year ended December 31, 2010, our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. As a result, when we filed the Form 15 for the purpose of suspending our duty to file reports under Sections 13 and 15(d) of the Exchange Act, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodical and other reports with the SEC in accordance with the SEC's rules and regulations. There can be no assurance that we will not fall out of compliance with Section 13(a) of the Exchange Act again in the future. However, since our filing of this registration statement, we have filed our Form 10-K for the year ended December 31, 2012 and our Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2013 in a timely manner. Further, we intend to file subsequent reports under the Exchange Act as they become due. To that end, the Company has engaged a firm specialized in providing securities compliance service to assist the Company in remaining current with its reporting obligations under the Exchange Act.

Our past and any future failure to be in compliance with Section 13(a) of the Exchange Act may have a material adverse affect on our financial condition as well as our stock price and the value of our business because, as a result of such non-compliance, the SEC may determine to: (i) seek to impose the penalty/forfeiture provisions under Section 32 of the Exchange Act which can amount of $100 per day for each and every day such failure to file shall continue; or (ii) revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents s

The Company received a comment letter dated March 3, 2014 related to its registration statement on Form 10-12g/A (file no. 000-54856) filed on February 5, 2014. The Company is in the process of preparing an amendment to it Form 10-12g/A in response to the comments from the SEC.

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
	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.18	$0.08	$0.35	$0.13	$0.22	$0.17
Second Quarter ended June 30	$0.33	$0.11	$0.35	$0.13	$0.29	$0.15
Third Quarter ended September 30	$0.32	$0.06	$0.24	$0.13	$0.79	$0.58
Fourth Quarter ended December 31	$0.15	$0.01	$0.21	$0.08	$0.50	$0.20

As of December 31, 2013, our shares of common stock were held by approximately 67 stockholders of record. The transfer agent of our common stock is Nevada Agency and Transfer Company, 50 W. Liberty Street, Suite 880, Reno, NV 89501; Phone: (775) 322-0626. Nevada Agency and Transfer Company is registered under the Exchange Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2013.

Sale of Unregistered Securities

Date	Title	Shares Issued	Persons	Consideration Per Share
8/24/2011	Common Stock	1,100,000	Shenker, Jacky	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	40,000	Gonen, Eli - related party - Chairman	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	40,000	Goore, Ori - related party - CEO, Director	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Uziel, Amir	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Mediouni, Guil	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Katz, Ruth	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Krasney, Lavi	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	900,000	Krasney, Elimelech	$0.00317 per share in cash pursuant to Section 4(2)
9/29/2011	Common Stock	3,900,000	Shenker, Jacky	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	3,000,000	Shenker, Jacky	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Uziel, Amir	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Mediouni, Guil	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Katz, Ruth	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Krasney, Lavi	$0.00317 per share in cash pursuant to Section 4(2)
12/23/2011	Common Stock	400,000	Krasney, Elimelech	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	180,000	Fruchter, Lazar	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	120,000	Ehud Barzilay Holding &	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	40,000	Goore, Ori - related party - CEO, Director	$0.00317 per share in cash pursuant to Section 4(2)
1/10/2012	Common Stock	40,000	Gonen, Eli - related party - Chairman	$0.00317 per share in cash pursuant to Section 4(2)
5/31/2013	Common Stock	550,000	Katz, Ruth	Exercise of warrants value at $55 pursuant to Section 4(2)
6/17/2013	Common Stock	100,000	Spitzer, Marc	For Services provided valued at $28,000 pursuant to Section 4(2)
6/19/2013	Common Stock	5,162,000	Shefet Trust Ltd.	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)

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

On September 13, 2011, the Company issued a $40,000 promissory note in connection with a loan from an unaffiliated third party. On December 22, 2011, the promissory note was converted to a convertible promissory note that bears interest at 15% per annum and is due on December 31, 2013. The note has conversion rights that allow the note holder, at the lender's sole discretion, to convert the principal balance into the Company’s common stock at any time after June 30, 2013 at $0.01 at the lender's sole discretion.

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

Plan of Operation

We are a development stage company that acquired the technology and received a patent for an electromagnetic percussion system, our Device in 2008. From 2008 until 2011, we devote minimal resources and efforts to development of our Device. During the later part of 2011 and into 2012, we renewed our interest in pursuing development of our Device. Subsequent to our year-ended December 31, 2012, we entered into an agreement with GUMI Tel Aviv Ltd, a major, privately-held Israeli technology company engaged in the manufacture and sale of industrial equipment, to develop the Prototype, which has been completed. The GUMI Agreement further provides to their manufacture and distribute models of our Device. We will continue to be dependent upon the ability of GUMI to successfully complete fully-operational commercial models of our Device. Our auditors have issued an opinion on our financial statements which includes a statement describing concern about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until GUMI is successful in generating sufficient sales revenues to recoup its costs and thereafter generate additional revenues that profits we will share with GUMI on a 65%/35% basis. Accordingly, we must raise capital from sources other than the actual sale of the product until such time, if ever, that GUMI is successful with our Device. In 2008, the Company completed a capital formation activity in accordance with a Registration Statement on Form S-1 submitted to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of $80,000. The Company had incurred $20,000 of deferred offering costs related to this capital formation activity. In December 2008, the Company was successful in raising an additional $200,000 in equity capital. These funds were not sufficient, given the relatively high costs of executive compensation and consulting expenses, to permit the Company to devote sufficient resources to development of its Device.

Our plan also contemplates that as we begin to generate revenues from our Device, together with our belief in our ability to raise either debt or equity funding from both affiliated persons and from third parties, neither of which can there be any assurance, we will seek to enhance our revenue stream by entering into joint ventures or other business arrangements with third parties engaged in technology development. While there can be no assurance that we will be successful in such efforts, we believe that in Israel alone there are many opportunities that have and will continue to be presented to us as well as to our shareholders.

Results of Operations during the year ended December 31, 2013 as compared to the year ended December 31, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During 2013, we incurred a net loss of $318,310 due to expenses consisting of general and administrative expenses of $231,336, interest expenses of $15,941 and amortization of debt discount of $71,033 during the year ended December 31, 2013 compared to a net loss of $83,687 due to general and administrative expenses of $41,350, interest expenses of $7,648 and amortization of debt discount of $34,689 during the year ended December 31, 2012.

Liquidity and Capital Resources

On December 31, 2013, we had total assets of $2,469, all of which was in cash as compared to total assets of $8,101 as of December 31, 2012, all of which was in cash as well. We had total current liabilities of $128,179 consisting of $4,000 in accrued expenses, $13,863 in accrued interest, $28,436 in advances payable to related parties and $81,880 in current portion of convertible notes payable net of discount compared to current liabilities of $88,364, comprised of $9,458 in accrued interest, $28,436 in advances payable to related parties and $50,470 in current portion of convertible notes payable net of discount as of December 31, 2012. Our accumulated deficits as of December 31, 2013 and 2012 were $823,205 and $504,895, respectively.

We used $91,801 in our operating activities during the year 2013, which was mainly due to a net loss of $318,310 offset by increases in amortization of debt discount of $71,033, non-cash compensation expenses valued at $28,000, warrants issued for services valued at $107,074 and an increase in accounts payable and accrued liabilities by $20,402. We used $41,629 in our operating activities during the year 2012, which was mainly due to a net loss of $83,687 offset by increases in amortization of debt discount of $34,689 and an increase in accounts payable and accrued liabilities of $7,369.

We financed our negative cash flow from operations in 2013 through proceeds from issuance of common stock in the amount of $55 and proceeds from the issuance of convertible notes of $86,114, representing total cash generated by financing activities of $86,169. We financed our negative cash flow from operations in 2012 through proceeds from issuance of common stock in the amount of $12,003 and proceeds of debt borrowings of $29,800, representing total cash generated by financing activities of $41,803.

During the year 2013, the Company issued a series of thirteen unsecured promissory notes to eight unrelated parties for an aggregate of $86,114. The interest on these notes ranges from 12%-15% per annum and the note are due one year from the date of issuance.

The due dates and the note holders are as follows:

Note Holder	Note Due Date
Amir Uziel	February 6, 2014
Tena Holdings Gmbh	February 6, 2014
Levi Krasney	March 6, 2014
Akiva Shonfeld	March 12, 2014
Amit SA	April 19, 2014
Tena Holdings Gmbh	May 6, 2014
L&L Holdings	May 9 2014
Asher G. Mediouni	May 12, 2014
L&L Holdings	May 22, 2014
Amir Uziel	May 22, 2014
Ofliam LLC	June 6, 2014
L&L Holdings	September 2, 2014
Bransville Investment Ltd.	December 12, 2014

The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.01 per share.

We do not have, at present, sufficient capital resources to fully implement our business plan. While we believe that we should be able to generate positive cash flow from operations during the year 2014, there can be no assurance that this will prove to be correct or that revenues, if any, will be sufficient to fund our ongoing operating expenses. Accordingly, we plan to raise these funds through a private offering of our equity securities or through issuance of convertible debt instruments. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2013, we did not have any contractual obligations.

Critical Accounting Policies

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2013 or 2012.

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognized at fair value on December 31, 2013 and 2012 and the years then ended on a recurring basis:

Fair Value Measurements at December 31, 2013
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2013 and 2012, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2010.

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

Uncertain Tax Positions: The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At December 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

Report of Independent Registered Public Accounting Firm	17
Financial Statements:

Balance Sheets as of December 31, 2013 and December 31, 2012	19
Statements of Operations for the Years Ended December 31, 2013 and 2012, and From Inception (March 7,2008) to December 31, 2013	20
Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2013 and 2012, and From Inception (March 7,2008) to December 31, 2013	21
Statements of Cash Flows for the the Years Ended December 31, 2013 and 2012, and From Inception (March 7,2008) to December 31, 2013	22
Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Dynamic Applications Corp.
(A Development Stage Company)

Ramat Gan, Israel

We have audited the accompanying balance sheets of Dynamic Applications Corp. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Applications Corp. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 21, 2014

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$2,469	$8,101
Total current assets	2,469	8,101

Total Assets	$2,469	$8,101

LIABILITIES AND STOCKHOLDERS' EQUITY (DFICIT)

Current liabilities:
Accrued expenses	$4,000	$-
Accrued interest	13,863	9,458
Advances payable to related parties	28,436	28,436
Current portion of convertible notes payable net of discount	81,880	50,470
Total current liabilities	128,179	88,364

Total liabilities	128,179	88,364

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
21,641,450 and 15,829,450 issued and outstanding at December 31, 2013 and 2012, respectively	217	158
Additional paid in capital	697,278	424,474
Deficit accumulated during development stage	(823,205)	(504,895)
Total stockholders' deficit	(125,710)	(80,263)
Total Liabilities and Stockholders' Equity (Deficit)	$2,469	$8,101

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2013 and 2012 and From Inception (March 7, 2008) to December 31, 2013

			For the period from
			Inception
	For the year	For the year	(March 7, 2008)
	ended	ended	to December 31, 2013
	December 31, 2013	December 31, 2012	(Unaudited)

Revenues	$-	$-	$-

Expenses
General and administrative	231,336	41,350	626,291
Research and development	-	-	45,000

Loss from operations	(231,336)	(41,350)	(671,291)

Other income (expense):
Loss on foreign currency transactions	-	-	(5,014)
Interest expense	(15,941)	(7,648)	(25,397)
Amortization of debt discount	(71,033)	(34,689)	(121,503)
Total costs and expenses	(86,974)	(42,337)	(151,914)

Net loss before income taxes	(318,310)	(83,687)	(823,205)
Income tax	-	-	-

Net loss	$(318,310)	$(83,687)	$(823,205)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	18,981,066	15,827,756

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2013 and 2012 and From Inception (March 7, 2008) to December 31, 2013

			Additional		Deficit	Total
	Common		Paid-in	Subscription	Accumulated During	Stockholders'
	Shares	Amount	Capital	Receivable	Development Stage	Equity (Deficit)
Inception (March 7, 2008)	-	$-	$-	$-	$-	$-
Stock issued for cash	750,000	8	240,292	-	-	240,300
Net loss	-	-	-	-	(89,789)	(89,789)
Balance at December 31, 2008 (Unaudited)	750,000	$8	$240,292	$-	$(89,789)	$(150,511)
Stock issued for cash	114,450	1	52,149	-	-	52,150
Stock issued for services	5,000	-	15,000	-	-	15,000
Net loss	-	-	-	-	(246,097)	(246,097)
Balance at December 31, 2009 (Unaudited)	869,450	$9	$307,441	-	$(335,886)	$(28,436)
Net loss	-	-	-	-	(3,100)	(3,100)
Balance at December 31, 2010 (Unaudited)	869,450	$9	$307,441	$-	$(338,986)	$(31,536)
Stock issued for cash	14,580,000	146	46,035	(10,801)	-	35,379
Impact of beneficial conversion feature	-	-	40,000	-	-	40,000
Net loss	-	-	-	-	(82,222)	(82,222)
Balance at December 31, 2011	15,449,450	$154	$393,476	(10,801)	$(421,208)	$(38,379)
Stock issued for cash	380,000	4	1,198	10,801	-	12,003
Impact of beneficial conversion feature	-	-	29,800	-	-	29,800
Net loss	-	-	-	-	(83,687)	(83,687)
Balance at December 31, 2012	15,829,450	$157	$424,474	-	$(504,895)	$(80,263)
Fair value of warrants issued for services	-	-	107,074	-	-	107,074
Impact of beneficial conversion feature	-	-	86,114	-	-	86,114
Stock issued upon conversion of debt and accrued interest	5,162,000	52	51,568	-	-	51,620
Stock issued for services	100,000	1	27,999	-	-	28,000
Stock issued due to exercise of warrants for cash	550,000	6	49	-	-	55
Net loss	-	-	-	-	(318,310)	(318,310)
Balance at December 31, 2013	21,641,450	$217	$$697,278	$-	$($823,205)	$($125,710)

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and From Inception (March 7, 2008) to December 31, 2013

			For the period from
			Inception (March 7, 2008)
	For the year ended	For the year ended	to December 31, 2013
	December 31, 2013	December 31, 2012	(Unaudited)

Cash flows from operating activities:
Net loss	$(318,310)	$(83,687)	$(823,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	71,033	34,689	121,503
Common stock issued for services	28,000	-	43,000
Fair value of warrants issued for services	107,074		107,074
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	20,402	7,369	29,859
Cash used in operating activities	(91,801)	(41,629)	(521,769)

Cash flow from financing activities:
Proceeds from issuance of common stock	55	12,003	339,833
Proceeds of debt borrowings	86,114	29,800	155,914
Related party advances	-	-	28,436
Cash provided by financing activities	86,169	41,803	524,238

Change in cash	(5,632)	174	2,469
Cash - beginning of period	8,101	7,927	-
Cash - end of period	$2,469	$8,101	$2,469

Supplement cash flow information:
Non-cash transactions:
Debt discount	$86,114	$29,800	$155,914
Debt and accrued interest converted into equity	$51,620	$-	$51,620

The accompanying notes to the financial statements are integral part of these financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

1. The Company and Significant Accounting Policies

Organizational Background: Dynamic Applications Corp. (“Dynamic Applications” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 7, 2008. The business plan of the Company is to develop a commercial application of the design in a patent of a “Electromagnetic percussion device” which is a device intended to provide an electromagnetic percussion hammer. The Company also intends to enhance the existing prototype and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Dynamic Applications were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2013 or 2012.

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognized at fair value on December 31, 2013 and 2012 and the years then ended on a recurring basis:

Fair Value Measurements at December 31, 2013
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2013 and 2012, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2010.

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

Uncertain Tax Positions: The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At December 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronoucements

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

In August 2012, the FASB issued ASU 2012003, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 3309250, and Corrections Related to FASB Accounting Standards Update 2010022 (SEC Update)" in Accounting Standards Update No. 2012-003. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-003 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders' Equity

Common Stock

Recent Issuances of Common Stock in 2013:

On June 19, 2013 we issued 5,162,000 shares of our common stock in settlement of $40,000 due to a former related party plus associated accrued interest of $11,620. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

On June 3, 2013 we issued 100,000 shares of our common stock as payment for services. The share were valued at the closing price as of the date of the agreement and resulted in recognition of $28,000 in consulting services expense for the year ended December 31, 2013.

On May 9, 2013 all 550,000 L&L warrants were exercised for total cash proceed of $55.

Recent Issuances of Warrants-2013:

In 2013 the Company recorded $107,074 in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock were as follows: the estimated volatility of the Company's common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants were fully vested at December 31, 2013.

In 2013 we issued one promissory note for $20,000 that was accompanied by 550,000 detachable warrants (the L&L warrants). The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock on the date of grant, the estimated volatility of the Company's common stock (194%), the exercise price of $0.00001 and the risk free interest rate of 11%.

Historical Activity Prior to 2013:

On February 5, 2009, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of February 5, 2009. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company's common stock. After the split, the number of shares of common stock issued and outstanding were 86,145,000 (861,450 post most recent 1 for 100 reverse stock split) shares.

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

On January 9, 2012, the Company raised $1,366 and issued 380,000 shares of its common stock pursuant to a private placement offering, at a purchase price of $0.00317 per share.

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

3. Related Party transactions not disclosed elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement and regulatory compliance expenses paid directly by a director of the company and unpaid compensation. Such items totaled $28,436 at December 31, 2013 and 2012, respectively. The advances are not formalized by a written agreement and do not carry a specific date of payment and are non-interest bearing.

4. Convertible Notes

Current Reporting Period-2013:

During 2013 the Company signed a series of thirteen new unsecured promissory notes with unrelated parties for an aggregate of $86,114. The notes bear interest at 12%-15% per annum and are due approximately one year from the date of issuance. The maturity dates range from February 6, 2014 to December 6, 2014 with all amounts recorded as current liabilities. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.01 per share. One note for $20,000 was accompanied by 550,000 detachable warrants (the L&L warrants). The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock on the date of grant, the estimated volatility of the Company's common stock (194%), the exercise price of $0.00001 and the risk free interest rate of 11%.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $86,114 has been recorded as a discount to the 2013 notes payable and a corresponding entry to Additional Paid-in Capital. The aggregate discount arising from the BCF on the 2012 and 2013 notes is $115,914.

For the year ended December 31, 2013 the Company has recognized $13,863 in accrued interest expense related to all convertible notes and has amortized $71,033 of the debt discount, which has also been recorded as interest expense. The aggregate carrying value of convertible notes is as follows:

December 31, 2013
Face amount of the notes	$115,914
Less unamortized discount	(34,034)
Carrying Value	$81,880

Since Inception:

In August, 2011 we issued a $40,000 convertible promissory note. The note, which has a maturity date of December 31, 2013, bears interest at 15% per annum until paid or converted. The note is convertible at the option of the holder at any time and from time to time, on or after June 30, 2013, into our common stock at a fixed conversion price of $0.01 per share.

The convertible debt security was issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with ASC 470020, "Debt - Debt with Conversion and Other Options". The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. This resulted in a discount to the carrying amount of the note equal to:
- the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by
- the number of shares into which the notes are convertible.
- The initial beneficial conversion feature of $40,000 was recorded separately based on the intrinsic value method.

The value of the beneficial conversion feature was recorded as a discount to the note which was amortized over the term of the note using the effective interest method. Amortization of $12,055 of the discount arising from the beneficial conversion feature of was included in interest expense during the fiscal period ended December 31, 2011 and $27,945 in 2012.

During 2012 the Company signed a series of seven promissory notes with unrelated parties for an aggregate of $29,800. The notes bear interest at 15% per annum and are due approximately one year from the date of issuance. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at any time after June 30, 2013 at the lender's sole discretion at $0.01 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital. As of December 31, 2013, the aggregate balance of convertible notes payable was $81,880 net of unamortized discounts of $34,034.

As of December 31, 2013, the Company is not in default on any of its debt covenants.

5. Income Taxes

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

We have a current operating loss carry-forward of $ 701,702 resulting in deferred tax assets of $245,596. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	December 31, 2013	December 31, 2012
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	$245,596	$159,049
Less valuation allowance	(245,596)	(159,049)
Net deferred	$ -	$ -

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008.

6. Future Commitment and Issuance of Warrants

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

The Company recorded $107,074 in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock were as follows: the estimated volatility of the Company's common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants are fully vested.

7. Development Stage Activities and Going Concern

The Company has been in the development stage since inception. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

The Company had no subsequent events after December 31, 2013 to the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N/A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our directors was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Date Became Executive Officer
Eli Gonem	63	Chairman	02/02/2009
Ori Goore	40	CEO, CFO and Director	02/02/2009

Eli Gonen, age 63, was the President and Chief Executive Officer of Azorim Tourism, f/k/a Sheraton Moriah, Israel from 1999 through 2008. Since 2008 to preset , Mr. Gonen is the owner of  Tera management a business entrepreneurship company. Mr. Gonen has an Advanced Studies degree from the University of Berkley and an M.B.A. from Hebrew University.

Ori Goore, age 40, was the Deputy Chief Executive Officer at Carmel Beach Resort 89 Ltd., an affiliate of Delek Real Estate Group, from July 2007 until 2012 .From October 2006 through July 2007, Mr. Goore was the senior economic advisor to the Chief Executive Officer at Delek Real Estate Group. Mr. Goore has an L.L.M. from the Hebrew University and a M.B.A. from Arison School for Business Management.

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify.

The persons who serve as members of the Company's board of directors have many years of experience in business management and finance but do not have any significant experience in the technical, engineering, patent development, or related fields.

Messrs. Gonen and Goore, each of whom serves as member of the Company's board of directors, have many years of experience in business management and finance, as described more fully above. Notwithstanding the foregoing, none of our directors have any experience whatsoever in the technical, engineering, patent development, or related fields and may not be deemed to have sufficient qualifications to act as sole management as the Company proceeds with its plan of operation regarding developing, manufacturing and marketing our Device. As a result, during 2014, the board of director has plans to expand its membership to add additional directors and/or executive officers with technical experience.

Chief Scientific Advisor

Gennady Nickelshpur has been employed by the Company since January 15, 2013. Due to the limited technical experience of the Company's board of directors and executive officers, the Company entered into an agreement with Gennady Nickelshpur to serve as its chief scientific advisor. The Company expects that Mr. Nickelshpur will work closely with GUMI in its development and manufacturing efforts.

Mr. Nickelshpur, age 64, worked as Chief Engineer for S. V. SE. Ltd, Raanana, Israel from 1999 to 2006. From 2007 to 2008, Mr. Nickelshpur was employed as patent researcher at the patent law firm of Ehrlich & Fenster. Mr. Nickelshpur has specialized knowledge of hydraulic and pneumatic engineering. Mr. Nickelshpur holds a Masters Degree in Mechanical Engineering from the Institute of Railway Engineering, Gomel, Russia,

The Company intends to seek additional qualified personnel to support Mr. Nickelshpur as he pursues efforts to complete the prototype and thereafter commercially exploit the Company's Device. The Company's plan includes forming a scientific advisory board composed of Mr. Nickelshpur and other specialists when and if its resources will permit.

Director Independence

In determining whether or not our directors are considered independent the Company used the definition of independence as defined in NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation). Based upon the Rule 4200 definition and the fact that neither of our directors have received compensation in excess of $120,000 during the relevant periods, we believe that our Chairman Eli Gonen is an independent director.

Directors' Term of Office

Our director was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified.

Board Meetings

During the year ended December 31, 2013, the board of directors had one board meeting.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee

We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Board Leadership Structure

The Company does not combine the principal executive officer and board chairman positions. The Company believes that this board leadership structure is the most appropriate for the Company, notwithstanding its status as a development stage company with only limited operation. The challenges faced by the Company at this stage - obtaining financing, securing arrangements for the development, manufacture and implementing a marketing and sales plan - are most efficiently dealt with by having more than one person involved with both the operational aspects as well as the strategic aspects of the Company's business.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the fourth quarter of 2014.

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

Board's Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders has not filed reports required to be filed under Section 16(a). Mr. Jacky Shenker who owns 36.97% of the Company's issued and outstanding shares of common stock has not filed Form 3, Form 4 and Form 5. In addition, Mr. Eli Gonen, our Chairman and Mr. Ori Goore have not filed Form 3, Form 4 and Form 5 since the Company became a reporting company.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2013, 2012 and 2011.

Summary Compensation Table
						Non Equity	Nonqualified	All
				Stock	Option	Incentive Plan	Deferred	Other
		Salary	Bonus	Award	Award(s)	Compensation	Compensation Plan	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Ori Goore, CEO, CFO and Director (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Asher Zwebner, former CFO and Director (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) Mr. Goore became the Company's CEO and director in February 2009 and has not received any compensation for serving as CEO and director.
(2) Mr. Zwebner became the Company's CFO and director in November 2008 and has not received any cash compensation for serving as CFO and director. On October 13, 2009, the Company entered into an amended employment agreement with Mr. Zwebner. Under the amendment, Mr. Zwebner's term of employment was extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the initial employment agreement, Mr. Zwebner the Company agreed to issue 500,000 shares of common stock in the Company, which restricted stock was to vest in 12 equal monthly installments at the end of each month beginning in October 1, 2009 for so long as Mr. Zwebner had not been terminated or ceased employment with the Company. Mr. Zwebner waived his right to the issuance of the 500,000 shares of restricted stock and none of the restricted shares have been issued. On June 17, 2013, Mr. Zwebner resigned as an officer and director of the Company to pursue other business opportunities

The Company has no employment agreement with its CEO.

Director Independence

In determining whether or not our directors are considered independent the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that our Chairman, Eli Gonen, is an independent director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock securities and the beneficial ownership of Registrant's director and executive officer. As of March 19, 2014, the Registrant had 21,641,450 shares of common stock issued and outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Jacky Shenker	8,000,000	36.97%
78 Uziel Street, Jerusalem, Israel
Levi Krasney	1,300,000	6.00%
8 Paamoni, Tel Aviv, Israel
Amir Uziel	1,300,000	6.00%
9 Hakormim Street, Misgav, Tel Aviv
Elimelech Krasney	1,300,000	6.00%
43 Yehuda Hamakabi Street, Tel Aviv, Israel
Ruth Katz	1,300,000	6.00%
26 Kadish Luz Street, Jerusalem, Israel
Guil Mediouni	1,300,000	6.00%
14 Netaaim Street, Rishon Letzion, Israel
Eli Gonen, Chairman	80,000	0.37%
16/2 Hazamir Street, Mevaseret Zion, Israel
Ori Goore, CEO, CFO and Director	80,000	0.37%
36/1 Yaholom Street, Modi"In, Israel
Director and Officer (2 person)	160,000	0.74%

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant.

(1) Applicable percentage ownership is based on 21,641,450 shares of common stock outstanding as of March 19, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Related Party Transaction

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC (“MK")  as independent public accountant for the fiscal year ended December 31, 2013 and 2012.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by MK during those periods.
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$9,250	$7,825
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

Exhibit	Description of Exhibit
3.1	Articles of Incorporation, filed herewith.
3.2	Bylaws, filed with the Company's Form 10 on November 21, 2012.
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher, filed herewith
10.2(a)	Convertible Note, as amended, between the Company and Sheer Trust, filed with the Company's Form 10-12G on February 28, 2013.
10.2(b)(a)1	Convertible Note, as amended, between the Company and Mediouni, filed with the Company's Form 10 on May 13, 2013
10.2(c)(a)	Convertible Note, as amended, between the Company and Shonfeld, filed with the Company's Form 10 on May 13, 2013
10.2(d)(a)1	Convertible Note, as amended, between the Company and Silverman, filed with the Company's Form 10 on May 13, 2013
10.2(e)(a)	Convertible Note, as amended, between the Company and Ofliam LLC, filed with the Company's Form 10 on May 13, 2013
10.2(f)(a)2	Convertible Note, as amended, between the Company and Mediouni, filed with the Company's Form 10 on May 13, 2013
10.2(g)(a)2	Convertible Note, as amended, between the Company and Silverman, filed with the Company's Form 10 on May 13, 2013
10.3	Agreement between the Company and Nickelshpur and CV, filed with the Company's Form 10-12G on February 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 21, 2014

Dynamic Applications Corp.
By: Ori Goore, CEO and Director
/s/ Ori Goore

Dynamic Applications Corp.
By: Ori Goore, CFO and Director
/s/ Ori Goore