Form 10-Q
period 2014-03-31
DYNAMIC APPLICATIONS CORP
filed 2014-05-08
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 8, 2014, the Registrant had 45,584,050 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	March 31, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$9,007	$2,469
Total current assets	9,007	2,469

Total Assets	$9,007	$2,469

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$4,000	$4,000
Accrued interest	265	13,863
Advances payable to related parties	28,436	28,436
Notes payable	14,500	-
Convertible notes payable, net of discount (in default as of March 31, 2014)	1,500	81,880
Total current liabilities	48,701	128,179

Total liabilities	48,701	128,179

Stockholders' deficit:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
45,584,050 and 21,641,450 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	457	217
Additional paid in capital	1,292,067	697,278
Deficit accumulated during development stage	(1,332,218)	(823,205)
Total stockholders' deficit	(39,694)	(125,710)
Total Liabilities and Stockholders' Deficit	$9,007	$2,469

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the period from
	For the three	For the three	Inception
	months ended	months ended	(March 7, 2008)
	March 31, 2014	March 31, 2013	to March 31, 2014

Revenues	$-	$-	$-

Expenses
General and administrative	472,142	59,190	1,098,433
Research and development	-	-	45,000

Loss from operations	(472,142)	(59,190)	(1,143,433)

Other income (expense):
Loss on foreign currency transactions	-	-	(5,014)
Interest expense	(2,837)	(2,816)	(28,234)
Amortization of debt discount	(34,034)	(8,855)	(155,537)
Total other expense	(36,871)	(11,671)	(188,785)
Total costs and expenses	(509,013)	(70,861)	(1,332,218)

Net loss before income taxes	(509,013)	(70,861)	(1,332,218)
Income tax	-	-	-

Net loss	$(509,013)	$(70,861)	$(1,332,218)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.02)	$(0.00)

Weighted average shares outstanding (basic and diluted)	29,358,306	15,829,450

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period from
	For the three months	For the three months	Inception (March 7, 2008)
	ended March 31, 2014	ended March 31, 2013	to March 31, 2014

Cash flows from operating activities:
Net loss	$(509,013)	$(70,861)	$(1,332,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	34,034	8,855	155,537
Common stock issued for services	455,430	-	498,430
Fair value of warrants issued for services	-	35,691	107,074
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	2,837	6,816	32,696
Cash used in operating activities	(16,712)	(19,499)	(538,481)

Cash flow from financing activities:
Proceeds from issuance of common stock	8,750	-	348,638
Proceeds of debt borrowings	14,500	15,000	170,414
Related party advances	-	-	28,436
Cash provided by financing activities	23,250	15,000	547,488

Change in cash	6,538	(4,499)	9,007
Cash - beginning of period	2,469	8,101	-
Cash - end of period	$9,007	$3,602	$9,007

Supplement cash flow information:
Non-cash transactions:
Debt discount arising from beneficial conversion feature	$-	$15,000	$155,914
Debt and accrued interest converted to equity	$130,849	$-	$182,469

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

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2014 or December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2014 and December 31, 2013 and the year then ended on a recurring basis:

Fair Value Measurements at March 31, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2014 and December 31, 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2013 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2.  Stockholders’ Equity

Common Stock

Recent Issuances of Common Stock-for the Quarter Ended March 31,2014:

Stock Issued upon conversion of debt. On February 28, 2014 we issued 13,084,000 shares of our common stock in settlement of $114,414 in convertible note payable plus associated accrued interest of $16,435. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Stock Issued for services. During the interim period ended March 31, 2014, we issued 9,108,600 shares of our common stock to six unrelated parties as payment for services. The share were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $455,430 in consulting services expense.

Stock Issued for cash-In connection with our ongoing private placement of 10,000,000 shares of common stock in March, 2014 we sold 1,750,000 shares to two investors for the offering price of $0.005 per share that resulted in total proceeds of $8,750.

Historical Activity Prior to 2014:

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

3. Related Party transactions not disclosed elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement and regulatory compliance expenses paid directly by a director of the company and unpaid compensation. Such items totaled $28,436 at March 31, 2014 and December 31, 2013, respectively. The advances are not formalized by a written agreement and do not carry a specific date of payment and are non-interest bearing.

4. Notes Payable:

Current Reporting Period-for the Quarter Ended March 31, 2014:

Unsecured Notes Payable (no conversion rights):

During the three months ended March 31, 2014, the Company signed a series of three new unsecured promissory notes with unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The maturity dates range from January 28, 2015 to February 6, 2015 with all amounts recorded as current liabilities.

Unsecured Notes Payable (with conversion rights):

On February 28, 2014 nineteen holders of convertible notes with an aggregate principal balance of $114,414 and accrued interest of $16,435 converted their notes and accrued interest into 13,084,000 shares of common stock. Upon conversion, $20,495 of unamortized discount arising from the previously recorded beneficial conversion feature was recognized as additional interest expense in the three month period ended March 31, 2014.

For the three months ended March 31, 2014, the Company has recognized $2,837 in accrued interest expense related to all notes and has amortized $34,034 of the beneficial conversion feature. In addition to which has also been recorded as interest expense. The aggregate carrying value of the notes is as follows:

	Other	Convertible
	March 31, 2014	March 31, 2014	December 31, 2013
Face amount of the notes	$14,500	$1,500	$115,914
Less unamortized discount	$-	$-	$(34,034)
Carrying value	$14,500	$1,500	$81,880

As of March 31, 2014 one convertible note for $1,500 is in default.

Historical Activity Prior to 2014:

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

During 2013 the Company signed a series of thirteen new unsecured promissory notes with unrelated parties for an aggregate of $86,114. The notes bear interest at 12%-15% per annum and are due approximately one year from the date of issuance. The maturity dates range from February 6, 2014 to December 6, 2014 with all amounts recorded as current liabilities. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company’s common stock at the lender's sole discretion at $0.01 per share. One note for $20,000 was accompanied by 550,000 detachable warrants (the L&L warrants). The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock on the date of grant, the estimated volatility of the Company’s common stock (194%), the exercise price of $0.00001 and the risk free interest rate of .11%.

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

As of March 31, 2014, the Company is not in default on any of its debt covenants.

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

The Company recorded $107,074 in fiscal year 2013 in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock were as follows: the estimated volatility of the Company’s common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants are fully vested .

6. Development Stage Activities and Going Concern

The Company has been in the development stage since inception. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no subsequent events following the period ended March 31, 2014 through the date the financial statements were issued.

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

Plan of Operation

We are a development stage company that acquired the technology and received a patent for an electromagnetic percussion system, our Device in 2008. From 2008 until 2011, we devote minimal resources and efforts to development of our Device. During the later part of 2011 and into 2012, we renewed our interest in pursuing development of our Device. Subsequent to our year-ended December 31, 2012, we entered into an agreement with GUMI Tel Aviv Ltd, a major, privately-held Israeli technology company engaged in the manufacture and sale of industrial equipment, to develop the Prototype, which has been completed. The GUMI Agreement further provides that GUMI will manufacture and distribute fully-operational commercial models of our Device. We will continue to be dependent upon the ability of GUMI to successfully market our Device, which process has started. However, we have not yet derived any revenues from GUMI's on-going marketing efforts, which commenced in late 2013.

Our auditors have issued an opinion on our financial statements which includes a statement describing concern about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until GUMI is successful in generating sufficient sales revenues to recoup its costs and thereafter generate additional revenues that profits we will share with GUMI on a 60%/40% basis. Accordingly, we must raise capital from sources other than the actual sale of the product until such time, if ever, that GUMI is successful with our Device.

Our plan also contemplates that as we begin to generate revenues from our Device, together with our belief in our ability to raise either debt or equity funding from both affiliated persons and from unaffiliated third parties, neither of which can there be any assurance, we will seek to enhance our revenue stream by entering into joint ventures or other business arrangements with third parties engaged in technology development. While there can be no assurance that we will be successful in such efforts, we believe that in Israel alone there are many opportunities that have and will continue to be presented to us as well as to our shareholders.

Results of Operations during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three-month period ended March 31, 2014, we incurred a net loss of $509,013 due to expenses consisting of general and administrative expenses of $472,142, interest expenses of $2,837 and amortization of debt discount of $34,034 compared to a net loss of $70,861 due to general and administrative expenses of $59,190, interest expenses of $2,816 and amortization of debt discount of $8,855 during the same priod in the prior year.

Liquidity and Capital Resources

On March 31, 2014, we had total assets of $9,007, all of which was in cash as compared to total assets of $2,469 as of December 31, 2013, all of which was in cash as well. We had total current liabilities of $48,701 consisting of $4,000 in accrued expenses, $265 in accrued interest, $28,436 in advances payable to related parties, $14,500 in notes payable to unrelated parties and $1,500 in convertible notes payable net of discount compared to current liabilities of $128,179 representing $4,000 in accrued expenses, $13,863 in accrued interest, $28,436 in advances payable to related parties and $81,880 in convertible notes payable net of discount as of December 31, 2013. Our accumulated deficits as of March 31, 2014 and December 31, 2013 were $1,332,218 and $823,205, respectively.

We used $16,712 in our operating activities during the three months ended March 31, 2014, which was mainly due to a net loss of $509,013 offset by increases in amortization of debt discount of $34,034, non-cash compensation expenses valued at $455,430 and an increase in accounts payable and accrued liabilities by $2,837. We used $19,499 in our operating activities during the three months ended March 31, 2013, which was mainly due to a net loss of $70,861 offset by increases in amortization of debt discount of $8,855, warrants issued valued at $35,691 and an increase in accounts payable and accrued liabilities of $6,816.

We financed our negative cash flow from operations during the three months ended March 31, 2014 through proceeds from issuance of common stock of $8,750 and proceeds from the issuance of notes of $14,500 representing total cash generated by financing activities of $23,250. We financed our negative cash flow from operations during the three months ended March 31, 2013 through proceeds from the issuance of convertible notes of $15,000.

During the three months ended March 31, 2014, the Company issued three unsecured promissory notes to unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The maturity dates range from January 28, 2015 to February 6, 2015.

The due dates and the note holders are as follows:

Note Holder	Note Due Date
Amir Uziel	1/28/2015
Amir Uziel	1/28/2015
IMWT Holdings	2/6/2015

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CEO, Ori Goore, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Ori Goore as CEO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DYNAMIC APPLICATIONS CORP.
By: /s/ Ori Goore
Ori Goore
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2014

By: /s/ Ori Goore
Ori Goore
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 8, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ori Goore
Ori Goore
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2014

By: /s/ Eli Gonen
Eli Gonen
Chairman
Date: May 8, 2014