Form 10-Q
period 2014-06-30
DYNAMIC APPLICATIONS CORP
filed 2014-07-29
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On July 29, 2014, the Registrant had 54,917,668 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	June 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$846,557	$2,469
Total current assets	846,557	2,469

Total Assets	$846,557	$2,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$4,000	$4,000
Accrued interest	351	13,863
Advances payable to related parties	28,436	28,436
Notes payable	14,500	-
Convertible notes payable, net of discount (in default as of June 30, 2014)	1,500	81,880
Total current liabilities	48,787	128,179

Total liabilities	48,787	128,179

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
54,917,668 and 21,641,450 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	550	217
Additional paid in capital	2,022,594	697,278
Deficit accumulated during development stage	(1,225,374)	(823,205)
Total stockholders' equity (deficit)	797,770	(125,710)
Total Liabilities and Stockholders' Equity	$846,557	$2,469

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
For the Three and Six-Month Periods Ended June 30, 2014 and 2013 and From Inception (March 7, 2008) to June 30, 2014
(Unaudited)

					For the period from
	For the three	For the three	For the six	For the six	Inception
	Months ended	Months ended	Months ended	Months ended	(March 7, 2008)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	to June 30, 2014

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	(106,930)	149,312	365,212	208,502	991,503
Research and development	-	-	-	-	45,000

(Loss) from operations	106,930	(149,312)	(365,212)	(208,502)	(1,036,503)

Other income (expense):
Loss on foreign currency transactions	-	-	-	-	(5,014)
Interest expense	(86)	(3,872)	(2,923)	(6,688)	(28,320)
Amortization of debt discount	0	(17,152)	(34,034)	(26,007)	(155,537)
Total other income (expense)	(86)	(21,024)	(36,957)	(32,695)	(188,871)
Total costs and expenses	106,844	(170,336)	(402,169)	(241,197)	(1,225,374)

Net loss before income taxes	106,844	(170,336)	(402,169)	(241,197)	(1,225,374)
Income tax	-	-	-	-	-

Net loss	$106,844	$(170,336)	$(402,169)	$(241,197)	$(1,225,374)

Basic and diluted per share amounts:
Basic and diluted net loss	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding
(basic and diluted)	47,666,243	16,718,813	$38,562,849	$16,276,588

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2014 and 2013 and From Inception (March 7, 2008) to June 30, 2014
(Unaudited)

	For the six	For the six	For the period from
	Months ended	Months ended	Inception (March 7, 2008)
	June 30, 2014	June 30, 2013	to June 30, 2014

Cash flows from operating activities:
Net loss	$(402,196)	$(241,197)	$(1,225,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	34,034	26,007	155,537
Common stock issued for services	326,000	28,000	369,000
Fair value of warrants issued for services	-	107,074	107,074
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	2,923	11,149	32,782
Cash used in operating activities	(39,212)	(68,967)	(560,981)

Cash flow from financing activities:
Proceeds from issuance of common stock	868,800	55	1,208,688
Proceeds of debt borrowings	14,500	77,614	170,414
Related party advances	-	-	28,436
Cash provided by financing activities	883,300	77,669	1,407,538

Change in cash	844,088	8,702	846,557
Cash - beginning of period	2,469	8,101	-
Cash - end of period	$846,557	$16,803	$846,557

Supplement cash flow information:
Non-cash transactions:
Debt discount arising from beneficial conversion feature	$-	$77,614	$155,914
Debt and accrued interest converted to equity	$130,849	$51,568	$182,469

See notes to unaudited interim financial statements.

DYNAMIC APPLICATIONS CORP.
 Notes to Unaudited Interim Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background: Dynamic Applications Corp. ("Dynamic Applications" or the "Company") is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on March 7, 2008. The business plan of the Company is to develop a commercial application of the design in a patent of a "Electromagnetic percussion device" which is a device intended to provide an electromagnetic percussion hammer. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Dynamic Applications were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2014 or December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on June 30, 2014 and December 31, 2013 and the year then ended on a recurring basis:

Fair Value Measurements at June 30, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2014 and December 31, 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

Recent Issuances of Common Stock-for the Period Ended June 30, 2014:

Stock Issued upon conversion of debt-On February 28, 2014 we issued 13,084,000 shares of our common stock in settlement of $114,414 in convertible note payable plus associated accrued interest of $16,435. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Stock Issued for services-During the interim period ended June 30, 2014 we issued 9,208,600 shares of our common stock to seven unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $481,430 in consulting services expense. In June we cancelled 3,108,600 of these shares valued at $155,430 resulting in $305,000 in consulting expense through June 30, 2014.

Stock Issued for cash-In connection with a private placement of 10,000,000 shares of common stock in March and April of 2014 we sold 4,700,000 shares to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500. During June, 2014 we received $845,300 through a placement of common stock units. Those units were sold at $0.09 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 9,392,218 shares through June 30th to 19 investors of this offering. The warrants are exercisable at $0.16 and expire in June, 2015.

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

In October 13, 2009 Dynamic Applications Corp. entered into an amendment to the Executive Employment Agreement between the Company and Mr. Asher Zwebner, the Company's chief financial officer. Under the Amendment, Mr. Zwebner's term of employment was extended until October 31, 2010 and in lieu of the existing employment compensation set forth in the employment agreement, Mr. Zwebner received 5,000 shares of common stock in the Company. The shares were valued at the trading price on the day that the shares were issued less 40% discount for restricted trading.

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

Warrants

As part of the June 2014 unit offering the Company issued a total of 9,382,218 warrants to purchase up to 9,382,218 shares of common stock at $0.16 per share.

The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes-Merton pricing model. The relative fair value of the warrants attached to the common stock component is $282,348 and the relative fair value of the warrants is $592,592 as of the grant date. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 249%, and warrant term of one year.

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

3. Related Party Transactions not Disclosed Elsewhere.

Due Related Parties: Amounts due related parties consist of corporate reinstatement and regulatory compliance expenses paid directly by a director of the company and unpaid compensation. Such items totaled $28,436 at June 30, 2014 and December 31, 2013, respectively. The advances are not formalized by a written agreement and do not carry a specific date of payment and are non-interest bearing.

4. Notes Payable.

Current Reporting Period- for the Interim Period Ended June 30, 2014:

Unsecured Notes Payable (no conversion rights)
During 2014 the Company signed a series of three new unsecured promissory notes with unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The maturity dates range from January 28, 2015 to February 6, 2015 with all amounts recorded as current liabilities.

Unsecured Notes Payable (with conversion rights)
On February 28, 2014 nineteen holders of convertible notes with an aggregate principal balance of $114,414 and accrued interest of $16,435 converted their notes and accrued interest into 13,084,000 shares of common stock. Upon conversion, $20,495 of unamortized discount arising from the previously recorded beneficial conversion feature was recognized as additional interest expense in the interim period ended June 30, 2014.

For the six months ended June 30, 2014 the Company has recognized $2,923 in accrued interest expense related to all notes and has amortized $34,034 of the beneficial conversion feature. In addition to which has also been recorded as interest expense. The aggregate carrying value of the notes is as follows:

	Other	Convertible
	June 30, 2014	June 30, 2014	December 31, 2013
Face amount of the notes	$14,500	$1,500	$115,914
Less unamortized discount	$-	$-	$(34,034)
Carrying value	$14,500	$1,500	$81,880

As of June 30, 2014 one convertible note for $1,500 is in default.

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

As of June 30, 2014, the Company is not in default on any of its debt covenants with respect to the three non-convertible notes receivable.

5. Future Commitment and Issuance of Warrants.

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

6. Development Stage Activities and Going Concern.

The Company has been in the development stage since inception. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events.

There were no subsequent events following the period ended June 30, 2014 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three-month period ended June 30, 2014, we incurred a net income of $106,844 due to a gain related to the cancelation of previously issued shares.We had expenses consisting of general and administrative expenses of $106,930 and interest expenses of $86 compared to a net loss of $170,336 due to general and administrative expenses of $149,312, interest expenses of $3,872 and amortization of debt discount of $17,152 during the same period in the prior year.

Results of Operations during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the six-month period ended June 30, 2014, we incurred a net loss of $402,169 due to expenses consisting of general and administrative expenses of $365,212, interest expenses of $2,923 and amortization of debt discount of $34,034 compared to a net loss of $241,197 due to general and administrative expenses of $208,502, interest expenses of $6,688 and amortization of debt discount of $26,007 during the same period in the prior year.

Liquidity and Capital Resources

On June 30, 2014, we had total assets of $846,557, all of which was in cash as compared to total assets of $2,469 as of December 31, 2013, all of which was in cash as well. We had total current liabilities of $48,787 consisting of $4,000 in accrued expenses, $351 in accrued interest, $28,436 in advances payable to related parties, $14,500 in notes payable to unrelated parties and $1,500 in convertible notes payable net of discount compared to current liabilities of $128,179 representing $4,000 in accrued expenses, $13,863 in accrued interest, $28,436 in advances payable to related parties and $81,880 in convertible notes payable net of discount as of December 31, 2013. Our accumulated deficits as of June 30, 2014 and December 31, 2013 were $1,225,374 and $823,205, respectively.

We used $39,212 in our operating activities during the six months ended June 30, 2014, which was mainly due to a net loss of $402,169 offset by increases in amortization of debt discount of $34,034, non-cash compensation expenses valued at $326,000 and an increase in accounts payable and accrued liabilities by $2,923. We used $68,967 in our operating activities during the six months ended June 30, 2013, which was mainly due to a net loss of $241,197 offset by increases in amortization of debt discount of $26,007, non-cash compensation expenses valued at $28,000, warrants issued valued at $107,074 and an increase in accounts payable and accrued liabilities of $11,149.

We financed our negative cash flow from operations during the six months ended June 30, 2014 through proceeds from issuance of common stock of $868,800 and proceeds from the issuance of notes of $14,500 representing total cash generated by financing activities of $883,300. We financed our negative cash flow from operations during the six months ended June 30, 2013 through proceeds from the issuance of common stock of $55 and convertible notes of $77,614.

During the six months ended June 30, 2014, the Company issued three unsecured promissory notes to unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The maturity dates range from January 28, 2015 to February 6, 2015.

The due dates and the note holders are as follows:

Note Holder	Note Due Date
Amir Uziel	1/28/2015
Amir Uziel	1/28/2015
I.M.W.T. Holdings Ltd.	2/6/2015

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

Reference is being made to the Company's Form 8-K as filed with the SEC on June 20, 2014 and July 11, 2014 with disclosure under item 3.02 "Unregistered Sales of Equity Securities".

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

Not applicable.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CEO, Mordechi Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CFO, Shmuel De-Saban, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechi Bignitz as CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Shmuel De-Saban as CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DYNAMIC APPLICATIONS CORP.
By: /s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: July 29, 2014

By: /s/ Shmuel De-Saban
Shmuel De-Saban
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: July 29, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer
(Principal Executive Officer)
Date: July 29, 2014