Form 10-Q
period 2014-09-30
DYNAMIC APPLICATIONS CORP
filed 2014-11-14
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission file number 0-54856

DYNAMIC APPLICATIONS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 Sha'arey Nikanor Street, Tel-Aviv, Israel	68032
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 3-7523922

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

On November 14, 2014, the Registrant had 63,036,078 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Dynamic Applications Corp.
(A Development Stage Company)
Balance Sheets

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$1,389,368	$2,469
Total current assets	1,389,368	2,469

Property and equipment, net	25,675	-
Other assets	21,966	-

Total Assets	$1,437,009	$2,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable -trade	$12,158	$-
Accrued expenses	40,052	4,000
Accrued interest	-	13,863
Advances payable to related parties	28,436	28,436
Convertible notes payable, net of discount	-	81,880
Total current liabilities	80,646	128,179

Total liabilities	80,646	128,179

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
63,036,078 and 21,641,450 issued and outstanding at Sept. 30, 2014 and Dec. 31, 2013, respectively	632	217
Additional paid in capital	6,934,876	697,278
Deficit accumulated during development stage	(5,579,145)	(823,205)
Total stockholders' equity (deficit)	1,356,363	(125,710)
Total Liabilities and Stockholders' Equity (Deficit)	$1,437,009	$2,469

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Operations
For the Three and Nine-Month Periods Ended September 30, 2014 and 2013 and From Inception (March 7, 2008) to September 30, 2014
(Unaudited)

					For the period
	For the three	For the three	For the nine	For the nine	from Inception
	Months ended	Months ended	Months ended	Months ended	(March 7, 2008) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	4,353,771	13,690	4,718,983	222,192	5,345,274
Research and development	-	-	-	-	45,000
(Loss) from operations	(4,353,771)	(13,690)	(4,718,983)	(222,192)	(5,390,274)

Other income (expense)
Loss on foreign currency transactions	-	-	-	-	(5,014)
Interest income (expense)	-	(4,061)	(2,923)	(10,749)	(28,320)
Amortization of debt discount	-	(24,040)	(34,034)	(50,047)	(155,537)
Total other income (expense)	-	(28,101)	(36,957)	(60,796)	(188,871)
Total costs and expenses	(4,353,771)	(41,791)	(4,755,940)	(282,988)	(5,579,145)

Net loss before income taxes	(4,353,771)	(41,791)	(4,755,940)	(282,988)	(5,579,145)
Income tax	-	-	-	-	-

Net loss	$(4,353,771)	$(41,791)	$(4,755,940)	$(282,988)	$(5,579,145)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.07)	$(0.00)	$(0.10)	$(0.02)

Weighted average shares outstanding
(basic and diluted)	59,156,164	21,641,450	$45,502,721	$18,084,527

See notes to unaudited interim financial statements.

Dynamic Applications Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2014 and 2013 and From Inception (March 7, 2008) to September 30, 2014
(Unaudited)

	For the Nine	For the Nine	For the period from
	Months ended	Months ended	Inception (March 7, 2008)
	September 30, 2014	September 30, 2013	to September 30, 2014

Cash flows from operating activities:
Net loss	$(4,755,940)	$(282,988)	$(5,579,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	(6,766)	50,047	(6,766)
Amortization of debt discount	34,034	50,047	155,537
Depreciation	788	50,047	788
Common stock issued for services	513,000	28,000	556,000
Fair value of warrants issued for services	3,857,135	107,074	3,964,209
Changes in net assets and liabilities:
(Increase) decrease in current assets	(21,966)	28,000	(21,966)
Increase (decrease) in accounts payable	12,158	28,000	12,158
Increase (decrease) in accrued expenses	38,920	15,210	68,779
Cash used in operating activities	(328,637)	(82,657)	(850,406)

Cash flow from investing activities:
Purchase of equipment	(26,463)	-	(26,463)
Cash used in investing activities	(26,463)	-	(26,646)

Cash flow from financing activities:
Proceeds from issuance of common stock	1,741,999	55	2,081,887
Proceeds of debt borrowings	14,500	82,614	170,414
Principal payments	(14,500)	-	13,936
Cash provided by financing activities	1,741,999	82,669	2,266,237

Change in cash	1,386,899	12	1,389,368
Cash - beginning of period	2,469	8,101	-
Cash - end of period	$1,389,368	$8,113	$1,389,368

See notes to unaudited interim financial statements.

Supplement cash flow information:
Debt discount arising from beneficial conversion feature	$-	$82,614	$155,914
Debt and accrued interest converted to equity	$132,642	$51,620	$182,469

DYNAMIC APPLICATIONS CORP.
 Notes to Unaudited Interim Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background: Dynamic Applications Corp. ("Dynamic Applications" or the "Company") a development stage company incorporated under the laws of the State of Delaware on March 7, 2008. The business of the Company includes: (i) continuing to work with GUMI Tel-Aviv, a major, privately-held Israeli technology company ("GUMI"), in the manufacture and marketing of commercial model(s) of the Company's Patented Percussion Device, the Company's core business since 2013; and (ii) developing the business of One World Cannabis Ltd ("OWC"). The Company's newly-organized, wholly-owned Israeli subsidiary, which will be engaged in medical research and clinical trials, working with established Israeli hospitals and universities, on the efficacy of non-psychoactive medical cannabis on the treatment of, among other illnesses/medical conditions, PTSD, diabetes, Parkinson's disease, children's epilepsy, prostate cancer, psoriasis and topical treatment of burns.

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

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Principles of Consolidation

The 2014 financial statements include the accounts of Dynamic Applications Corp. and its wholly owned subsidiary One World Cannabis, Inc. (OWC). All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2014 or December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2014 and December 31, 2013 and the year then ended on a recurring basis:

Fair Value Measurements at September 30, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2014 and December 31, 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Uncertain Tax Positions: When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FASB ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At December 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern . The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

Recent Issuances of Common Stock-for the Period Ended September 30, 2014:

Stock Issued upon conversion of debt: On July 1, 2014 we issued 179,300 shares of our common stock in settlement of $1,500 in convertible note payable plus associated accrued interest of $293. The conversion occurred within the terms of the promissory note and no gain or loss resulted. On February 28, 2014 we issued 13,084,000 shares of our common stock in settlement of $114,414 in convertible note payable plus associated accrued interest of $16,435. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Stock Issued for services: During the interim period ended September 30, 2014 we issued 300,000 shares of our common stock to an unrelated party as payment for services. We also issued 400,000 shares to two former officers and directors of the company as part of a severance agreement. The shares were valued at the closing price as of the date of the agreements ($0.25 and $0.28, respectively) and resulted in full recognition of $187,000 in consulting services expense. .During the interim periods ended on or before June 30, 2014 we issued 9,208,600 shares of our common stock to seven unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $481,430 in consulting services expense. In June we cancelled 3,108,600 of these shares valued at $155,430 resulting in $305,000 in consulting expense through September 30, 2014.

Options Issued for services: During the interim period ended September 30, 2014 we issued 14,350,000 common stock options. 350,000 of those options valued at $82,640 were granted to former related parties while 14,000,000 options valued at $3,774,496 were granted for services provided by unrelated parties.

The fair value of the options was estimated at the date of grant using the Black-Sholes-Merton pricing model. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.47% to 0.49%; expected volatility of 241%, and warrant term of two years.

Stock Issued for cash: In connection with a private placement of 10,000,000 shares of common stock in March and April of 2014 we sold 4,700,000 shares to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500. During 2014 we received $1,164,300 through a placement of common stock units. Those units were sold at $0.09 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 12,936,662 shares through September 30th to 22 investors of this offering. The warrants are exercisable at $0.16 and expire in June, 2015. During 2014 we received $554,200 through a placement of common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 3,694,666 shares through September 30th to 4 investors of this offering. The warrants are exercisable at $0.16 and expire in June, 2015.

Stock Issued upon conversion of debt- On July 1, 2014 we issued 179,300 shares of our common stock in settlement of $1,500 in convertible note payable plus associated accrued interest of $293. The conversion occurred within the terms of the promissory note and no gain or loss resulted. On February 28, 2014 we issued 13,084,000 shares of our common stock in settlement of $114,414 in convertible note payable plus associated accrued interest of $16,435. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Stock Issued for services: During the interim period ended September 30, 2014 we issued 300,000 shares of our common stock to an unrelated party as payment for services. We also issued 400,000 shares to two former officers and directors of the company as part of a severance agreement. The shares were valued at the closing price as of the date of the agreements ($0.25 and $0.28, respectively) and resulted in full recognition of $187,000 in consulting services expense. .During the interim periods ended on or before June 30, 2014 we issued 9,208,600 shares of our common stock to seven unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $481,430 in consulting services expense. In June we cancelled 3,108,600 of these shares valued at $155,430 resulting in $305,000 in consulting expense through September 30, 2014.

Options Issued for services: During the interim period ended September 30, 2014 we issued 14,350,000 common stock options. 350,000 of those options valued at $82,640 were granted to former related parties while 14,000,000 options valued at $3,774,496 were granted for services provided by unrelated parties.

The fair value of the options was estimated at the date of grant using the Black-Sholes-Merton pricing model. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.47% to 0.49%; expected volatility of 241%, and warrant term of two years.

Stock Issued for cash: In connection with a private placement of 10,000,000 shares of common stock in March and April of 2014 we sold 4,700,000 shares to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500. During 2014 we received $1,164,300 through a placement of common stock units. Those units were sold at $0.09 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 12,936,662 shares through September 30th to 22 investors of this offering. The warrants are exercisable at $0.16 and expire in June, 2015. During 2014 we received $554,200 through a placement of common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 3,694,666 shares through September 30th to 4 investors of this offering. The warrants are exercisable at $0.16 and expire in June, 2015.

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

Warrants

As part of the June 2014 unit offering the Company issued a total of 12,936,662 warrants to purchase up to 12,936,662 shares of common stock at $0.16 per share.

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

3. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement and regulatory compliance expenses paid directly by a director of the company and unpaid compensation. Such items totaled $28,436 at September 30, 2014 and December 31, 2013, respectively. The advances are not formalized by a written agreement and do not carry a specific date of payment and are non-interest bearing.

4. Notes Payable

Current Reporting Period - for the Interim Period Ended September 30, 2014:

Unsecured Notes Payable (no conversion rights): During 2014 the Company signed a series of three new unsecured promissory notes with unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The notes were paid in full during the quarter ended September 30, 2014.

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

For the nine months ended September 30, 2014 the Company has recognized $2,923 in accrued interest expense related to all notes and has amortized $34,034 of the beneficial conversion feature. In addition to which has also been recorded as interest expense. As of September 30, 2014 all notes and related accrued interest have been paid through the issuance of 13,263,300 shares of common stock.

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

As of September 30, 2014, the Company is not in default on any of its debt covenants with respect to the three non-convertible notes receivable.

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

6. Development Stage Activities and Going Concern

The Company has been in the development stage since inception. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no subsequent events following the period ended September 30, 2014 and throughout the date of the filing of Form 10-Q.

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

Plan of Operation

We are a development stage company engaged in two distinct business operations: (i) continuing to work with GUMI Tel-Aviv, a major, privately-held Israeli technology company ("GUMI"), in the manufacture and marketing of commercial model(s) of the Company's Patented Electromagnetic Percussion Device, the Company's core business since 2013; and (ii) developing the operations of the Company's newly-organized, wholly-owned subsidiary, One World Cannabis Ltd, organized under the laws of the State of Israel on July 6, 2014 ("OWC"), which will be engaged in the business working with established Israeli hospitals and universities in medical research and clinical trials on the efficacy of non-psychoactive medical cannabis on the treatment of, among other illnesses/medical conditions, post-traumatic stress disorder (PTSD) diabetes, Parkinson's disease, children's epilepsy, prostate cancer, psoriasis and topical treatment of burns.

In 2008, we acquired the patent for our Electromagnetic Percussion Device (the "Device") and from 2008 until 2011, we devoted minimal resources and efforts to development of our Device because of lack of necessary resources. During late 2011 and into 2012, we renewed our interest in pursuing development of our Device and, subsequent to our year-ended December 31, 2012, we entered into an agreement with GUMI to develop the Device prototype, which was successfully completed. GUMI has also completed the manufacture of several commercial models of the Device that GUMI is presently devoting resources to market under the terms of our agreement. We continue to be dependent upon the ability of GUMI to successfully market our Device, which process has started. However, we have not yet derived any revenues from GUMI's on-going marketing efforts, which commenced in late 2013 and are continuing in 2014.

Our auditors have issued an opinion on our financial statements which includes a statement describing concern about our ability to continue as a going concern.

Our plan during 2013 contemplated that if and when we began to generate revenues from our Device, together with our belief in our ability to raise debt and/or equity funding from both affiliated persons and from unaffiliated third parties, neither of which could be assured, we planned to hopefully generate revenues by entering into joint ventures or other business arrangements with third parties engaged in technology development.

During the first quarter of 2014, we were introduced by shareholders to unaffiliated third-parties who were conducting research on non-psychoactive cannabinoids for potential use in the treatment of a variety of medical illnesses, with the view of commencing clinical trials. Following these introductions, our management determined to organize One World Cannabis (OWC) in Israel on July 6, 2014. The Company intends that OWC be at the forefront of conducting research and clinical trials of medical cannabis in full compliance with all applicable international regulatory protocols necessary to develop and improve strains of cannabinoids specifically designed for medical treatment.

While the Company has relied and will continue to rely upon GUMI's personnel and financial resources for the development, manufacture and marketing of the Company's Device, the Company has utilized and will continue to utilize the capital it has raised and will continue to raise to fund OWC's business including the assembly of a professional team of highly-qualified medical/scientific experts together with experienced management and marketing executives to develop and grow OWC's business.

OWC's medical/scientific team is comprised of the following: (i) Dr. Alan Shackelford, a resident of Colorado and OWC's newly-appointed Chief Science Officer, who is a leading U.S. physician specializing in the field of the study and use of non-psychoactive cannabinoids in the treatment of a wide variety of illnesses and health conditions; (ii) Dr. Yehuda Baruch, the former director and leader of Israel's medical cannabis program under the Ministry of Health and current CEO of Abarbanel Hospital, located in Bat Yam/Tel-Aviv, Israel; and (iii) OWC's newly-appointed Chief Operating Officer, responsible for coordinating OWC's agreements with leading hospitals and medical institutions and retired Lt. Colonel who commanded emergency medical facilities for the IDF.

The medical/scientific management team will work in conjunction with: (i) Mr. Ziv Turner, OWC's Chief Executive Officer, with over 20 years of experience in the telecommunication industry including business development and marketing for both the private and public sectors; and (ii) Mr. Uri Glazer, an Israeli entrepreneur and media expert involved in, among other projects, Accessibility Law and Medican Cannabis regulations in Israel.

OWC's business plan is to: (i) establish regulated medical cannabinoid systems for medical institutions based upon the regulated Israeli model; (ii) promote the establishment of local and international research facilities for the study and commercial application of medical cannabis; (iii) establish a medical cannabis research institute in Israel in compliance with existing Israeli laws and regulations with international branches; (iv) raise grants for medical cannabis research; (v) develop new use and means of administration of medical cannabis. During the period from March through September 30, 2014, we successfully raised a total of $1,741,999 in proceeds from the issuance of shares to investors for the principal purpose of funding OWC's operations including the planned clinical trials to be conducted in conjunction with several major Israeli hospitals, which trials are expected to commence during the fourth quarter of 2014.

Results of Operations during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three-month period ended September 30, 2014, we had a net loss of $4,353,771 compared to a net loss of $41,791 during the same period in the prior year. Our net loss was principally due to a non-cash compensation expense of $4,044,135 related to the issuance of shares and warrants for services. We incurred other general and administrative expenses of $309,636 during the three months ended September 30, 2014 compared to $13,690 in the same period in the prior year. We had neither interest income nor expense during the three months ended September 30, 2014 compared to an interest expense of $4,061 during the three months ended September 30, 2014. We had no expense related to the amortization of debt discount during the three months ended September 30, 2014 compared to an expense of $24,040 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the nine-month period ended September 30, 2014, we had a net loss of $4,755,940 compared to a net loss of $282,988 during the same period in the prior year. Our net loss was principally due to a non-cash compensation expense of $4,370,135 related to the issuance of shares and warrants for services. We incurred other general and administrative expenses of $348,848 during the three months ended September 30, 2014 compared to $87,118 in the same period in the prior year. We had interest expense of $2,839 during the nine months ended September 30, 2014 compared to an interest expense of $10,749 during the three months ended September 30, 2014. We recorded an expense of $34,034 related to the amortization of debt discount during the nine months ended September 30, 2014 compared to an expense of $50,047 during the same period in the prior year.

Liquidity and Capital Resources

On September 30, 2014, we had total assets of $1,437,007 consisting of $1,389,368 in cash, property and equipment valued at $25,675 and other assets of $21,966 compared to total assets consisting of $2,469 in cash as of December 31, 2013. We had total current liabilities of $80,646 consisting of $12,158 in accounts payable, $40,052 in accrued expenses and $28,436 in advances payable to related parties compared to current liabilities of $128,179 representing $4,000 in accrued expenses, $13,863 in accrued interest, $28,436 in advances payable to related parties and $81,880 in convertible notes payable net of discount as of December 31, 2013. Our accumulated deficits as of September 30, 2014 and December 31, 2013 were $5,579,145 and $823,205, respectively.

We used $328,637 in our operating activities during the nine months ended September 30, 2014, which was mainly due to a net loss of $4,755,940, an increase in current assets of $21,966 and contributed capital of $6,766 offset by non-cash compensation expense of $4,370,135 related to the issuance of shares and warrants for services, an increase in amortization of debt discount of $34,034, depreciation expense of $788 and an increase in accounts payable and accrued expenses of $51,083. We used $82,657 in our operating activities during the nine months ended September 30, 2013, which was principally due to a net loss of $282,988 offset by increases in amortization of debt discount of $50,047, non-cash compensation expenses valued at $135,074 related to the issuance of shares and warrants for services and an increase in accounts payable and accrued liabilities of $15,210.

We used cash to purchase property and equipment valued at $26,463 during the nine months ended September 30, 2014 compared to no investing activities during the same period in the prior year.

We financed our negative cash flow from operations during the nine months ended September 30, 2014 through proceeds from issuance of common stock of $1,741,999 and proceeds of debt borrowings of $14,500 reduced by $14,500 in debt payments. We financed our negative cash flow from operations during the nine months ended September 30, 2013 through proceeds from the issuance of common stock of $55 and convertible notes of $82,614.

During the nine months ended September 30, 2014, the Company issued three unsecured promissory notes to unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The maturity dates range from January 28, 2015 to February 6, 2015. During the three months ended September 30, 2014, the note holder converted their notes into shares of common stock. As of September 30, 2014, the Company has no notes outstanding.

We believe that, at present, we have sufficient capital resources to fully implement our business plan. While we believe that we should be able to generate positive cash flow from operations during the year 2015, there can be no assurance that this will prove to be correct or that revenues, if any, will be sufficient to fund our ongoing operating expenses. Accordingly, we may have to raise additional funds through a private offering of our equity securities or through issuance of convertible debt instruments. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three-months ended September 30, 2014, the Company issued restricted shares of common stock in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D and Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") under the Act.

Reference is being made to the Company's Form 8-K as filed with the SEC on September 25, 2014 with disclosure under item 3.02 "Unregistered Sales of Equity Securities".

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
Date: November 14, 2014

By: /s/ Shmuel De-Saban
Shmuel De-Saban
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 14, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2014