Form 10-K
period 2014-12-31
OWC Pharmaceutical Research Corp.
filed 2015-04-01
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
___________________________________

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 0-54856

OWC PHARMACEUTICAL RESEARCH CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

22 Shacham Street. P.O.B. 8324 Petach Tikva, Israel	4918103
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +972-3-917-1921

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2014, the aggregate market value of the 21,653,300 common stock held by non-affiliates of the Registrant was approximately $5,196,792 based on the closing price of $0.24 of the Registrants common stock on June 30, 2014. On March 31, 2015, the Registrant had 80,592,403 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

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

Overview

We are engaged in two distinct business sectors and we may require additional capital to implement our business plan and fund our operations. See also "Management's Discussion and Analysis" on page 11.

Our two distinct business operations are:

(i) continuing to work with GUMI to commercialize and market the Company's Electromagnetic Percussion Device (the "Device"); and
(ii) research and development of Cannabis-based medical products for the treatment of a variety of medical conditions and/or diseases such as PTSD; diabetes; Parkinson disease; epilepsy; prostate cancer; multiple myeloma, psoriasis; and treatment of burns.

Background

We were incorporated in Delaware on March 7, 2008 under the name Dynamic Applications Corp. In 2008, we acquired a patent for our Device from an unaffiliated third party. On May 5, 2008, we filed a registration statement on Form S-1 pursuant to which we offered and sold to the public 2,000,000 shares of our Common Stock at $0.04 per share, resulting in gross proceeds of $80,000 and net proceeds of approximately $60,000. Notwithstanding our successful IPO and a subsequent raise of approximately $200,000 in December 2008, the Company's cash resources were applied to a significant extent to executive compensation and consulting fees, without devoting resources to the development of our Device. Due to our limited financial and personnel resources and following the acquisition of the patent, we were dependent upon our ability to identify potential third parties to develop a prototype of our Device and thereafter to contract for the manufacture and marketing of commercial models. However, our management did not actively pursue the commercial development of the Device.

During 2011, we began discussions with several of our shareholders as part of our plan to raise funds privately from investors in order to pursue the development of our Device. During 2011 and 2012, we had preliminary internal discussions with several of our shareholders and our new investors related to renewing our efforts related to our Device. To that end, we entered into a manufacturing and distribution agreement with GUMI, a technology company engaged in the manufacture and sale of industrial equipment, to develop a Device prototype. GUMI completed the prototype and the manufacture of several commercial models of the Device and has commenced efforts to market the Device To date, we have not yet derived any revenues from GUMI's marketing efforts and we continue to be dependent upon the ability of GUMI to successfully market our Device.

Our Business Operations

In early 2014, several of our shareholders conferred with management and expressed their interest in having the Company expand the scope of its business beyond efforts related to the exploitation of our Device in collaboration with GUMI. During the first six months of 2014 and in connection with the appointment of a new chief executive officer, we raised capital from investors largely as a result of our determination to expand our business focus . We were introduced by shareholders and others in Israel to several leading scientists and physicians in both Israel and the United States who were engaged in conducting research and development of Cannabis-based products for potential use in the treatment of a variety of medical illnesses and who expressed interest in conducting these activities as part of a public company.

To that end and based, in part, by our ability to raise capital from investors who supported our new direction, we began discussions with the group of scientists and physicians about the goal of commencing clinical trials working in collaboration with leading universities and scientific institutions in Israel. In connection with this new focus, we organized a wholly-owned subsidiary, One World Cannabis Ltd. ("OWC") under the laws of the State of Israel on July 6, 2014, to facilitate these new research and development activities.

While the Company has relied and will continue to rely upon GUMI's engineering and marketing personnel and financial resources for the commercialization of our Device, we will utilize the capital that we have raised during 2014 to fund OWC's business focus on research and development of Cannabis-based medical products and treatments ("Prospect Products") for use in the treatment of a variety of medical conditions or diseases such as PTSD; diabetes; Parkinson disease; epilepsy; prostate cancer; psoriasis; and treatment of burns, among others.

The Company's plan, which is in the process of being implemented, is to collaborate with leading medical experts, major Israeli hospitals and research organizations in drug development and clinical research to develop and commercialize new therapeutic approaches for the treatment of certain medical conditions and diseases as well as the symptoms of disease, principally through the use of cannabinoids.

We made this determination for, among others, the following reasons: (i) the laws of the State of Israel that permit research activities related to the medical use of cannabinoids; (ii) the presence of and access in Israel to leading institutions of higher learning and highly trained medical and scientific personnel engaged in such Cannabis-based research; (iii) the introduction to OWC of several leading professors and physicians both in Israel, the United States and elsewhere expressing interest in working with us; and (iv) our ability to raise capital from existing shareholders and new investors for the purpose of funding our new efforts.

Under the direction of Drs. Alan Shackelford, CSO of OWC, our Israeli subsidiary, and Yehuda Baruch, OWC's Director of Research and Regulatory Affairs, the Company has identified and prioritized several conditions that it believes will respond positively to cannabis-based therapies.

Our plan includes the expansion of existing collaborative ventures with major medical centers and highly regarded researchers in Israel and other countries with the goal of developing novel therapeutic methods for the treatment of serious medical conditions with pharmaceutical-grade cannabis-derived compounds.

Through our research affiliates, we will expand our collaborative efforts, including basic science studies, pre-clinical investigations and randomized, placebo-controlled trials of cannabis-based compounds and develop unique, condition-specific products and bring them to market in jurisdictions where medical cannabis is legal.

Cannabis Overview

The cannabis plant has been used medically for thousands of years with great safety and efficacy. Some seventy different compounds have been identified that are unique to the cannabis plant. These compounds, called "cannabinoids", stimulate CB1 and CB2 receptors, appropriately called " cannabinoid receptors". These receptors are part of an autoregulatory system found in all animals called the "endocannabinoid system" and are distributed widely throughout the body.

Activation of the cannabinoid receptors by both endocannabinoids produced by the body and by plant-derived cannabinoids is responsible for the many observed effects of cannabis. Other compounds found in the cannabis plant such as such as flavonoids and terpenes may also play a role.

Cannabis, or marijuana, has also been used recreationally throughout history. Its psychoactive properties are primarily caused by delta-9-tetrahydrocannabinol, or THC, though other cannabinoids may be slightly psychoactive.

Most scientific research has focused on THC, though the other major cannabinoids including cannabidiol (CBD) - cannabigerol (CBG) - cannabichromene (CBC) - cannabinol (CBN) have also been investigated and have been found to have important physiologic effects.

These include pain reduction, anti-spasmodic, anti-tremor, anti-inflammatory, antioxidant, appetite stimulating and anti-nausea properties.

CBD is perhaps the most important of the non-psychoactive cannabinoids, and appears to exhibit anti-inflammatory, anti-convulsant, anti-psychotic, anti-oxidant, neuroprotective and immunomodulatory effects.

We intend to focus our research and development initiatives on exploring the benefits of the various cannabinoids, both individually and collectively, and on identifying potential therapeutic applications using our Prospect Products.

Our Business Strategy

We believe that the pharmacology of the various cannabinoids provides significant potential for development of treatments to improve specific medical conditions, and to treat a number of diseases and the symptoms of diseases.

It is widely recognized in the United States and elsewhere that Cannabis-based medicines can be safe and effective in treating a number of different disorders and symptoms. However, the dosing forms presently available to physicians are usually not consistent with the expectations of physicians or their patients.

In association with pharmacology departments at leading Israeli and other universities and medical institutions and with private pharmaceutical companies, OWC is working to develop new, consistent and reliable pharmaceutical-grade cannabis-based medications and unique delivery systems based on the results of scientific investigations such as those outlined above.

The Company's research initiatives are directed by Dr. Yehuda Baruch, OWC's Director of Research and Regulatory Affairs, and Dr. Alan Shackelford, OWC's Chief Science Officer.

Dr. Baruch served as Head of the Israeli Ministry of Health's Medical Marijuana Program from 2003 through 2013 where he spearheaded the efforts on regulation, chaired the indication committee, secured Helsinki Approvals for medical research, and managed regulation of patient licensing and dosage. He has extensive experience in researching medical cannabis, most notably for its effect on PTSD. From 2004 until recently, he served as CEO of Abarbanel Mental Health Center in Bat Yam, Israel. Prior to that, he was the director of Israel's Ministry of Health medical management division, and director general of Be'er Yakov Mental Health Center. He has taught at Ben-Gurion University of the Negev and Tel Aviv University's Sackler School of Medicine.

Dr. Shackelford is an acknowledged leader in the area of medical cannabis and for his work on treating epilepsy with non-psychoactive cannabis extracts. Dr. Shackelford has advised legislators in several U.S. states working on legislation to establish medical cannabis programs and regulatory structures, including Colorado and Connecticut. He was also recently invited to consult with governmental officials and elected officials on medical cannabis legislative initiatives in several Latin American countries.
Dr. Shackelford graduated from the University of Heidelberg School of Medicine and trained in internal medicine, nutritional medicine and behavioral medicine at major teaching hospitals of the Harvard Medical School in Boston. Dr. Shackelford was also a research Fellow at the Harvard Medical School.

Dr. Shackelford is widely considered to be an expert in both: (i) the medical aspects of Cannabis including its uses in various treatments; and (ii) regulatory affairs related to medical Cannabis.

OWC intends to conduct all clinical trials in accordance with the Declaration of Helsinki and standards articulated by the World Medical Association. Protocols will provide for efficient and cost effective testing methodologies, which we believe will enable the Company to bring suitable products to market as quickly as possible while ensuring the safety of research subjects.

To date, we have applied for provisional approval of several studies in the areas of cancer, skin disease, pain management, and psychiatric treatment. Five additional provisional applications are scheduled to be submitted by the end of first quarter 2015, with 6-10 new study protocols slated for the next three to five years.

OWC signed a collaboration agreement with Sheba Academic Medical Center, the largest hospital in Israel and in the Middle East. Within the framework of a new collaboration agreement, the company will initiate two studies to explore the effect of several combinations of cannabidiol (CBD) and tetrahydrocannabinol (THC) on multiple myeloma and on psoriasis, starting with a basic science on multiple myeloma cells.

The basic science phase of the research on multiple myeloma will commence in the second quarter of 2015 and will be conducted at the Sheba Academic Medical Center facilities, composed of a highly diverse yet interactive collaborative team of molecular biologist, immunologists, cell biologists and clinicians, located in Ramat Gan (near Tel Aviv), Israel.

Our management group has established research relationships with scientists at other major medical centers in Israel.

Upon the successful completion of clinical trials and the development of appropriate dosing forms and delivery systems for pharmaceutical-grade Cannabis-based preparations, OWC will determine which markets and distribution channels are most suitable for any given product or formulation. The Company will retain the intellectual property rights to proprietary discoveries made in conjunction with OWC initiatives and plans to work to secure patent protections.

Research and Development

Our focus is to actively participate with leading Israeli hospitals and institutions in studies and clinical trials designed to develop cannabis-based products, sometimes referred to as "Prospect Products" for the treatment of various diseases and medical conditions. These efforts will include the cultivation of new Cannabis strains aimed at specific medical conditions in patients such as stage of disease and patient characteristics.

We will continue to center our research and development on Cannabis-based Prospect Products, in order to distinguish our Prospect Products from unrefined herbal cannabis products and their derivatives that are now being used by other medical practitioners and companies in our industry.

Unlike other companies, we will not engage in the preparation, production and distribution of unrefined and non-standardized forms of herbal cannabis-related products for clinical testing or medical use. Most herbal cannabis products are inexact in dosing and administration and are not consistent in effect.

Our Prospect Products will be tested in controlled, pre-clinical and clinical studies conducted at leading Israeli hospitals and scientific institutions, adhering to strict protocols so as to comply will all applicable of regulatory authorities.

In order to obtain the requisite regulatory approvals for our Prospect Products, all human clinical testing will be conducted in collaboration with our university and hospital partners.

Our research and development efforts will also focus on creating new Prospect Products in custom combinations from extracted cannabinoids, for initial testing at the pre-clinical level. Our research and development plan is for the initial, custom-made strains of our Prospect Products to be scientifically analyzed through our relationships with our respected research organization partners. The most promising Cannabis-based Prospect Products in each disease category will be used in human clinical trial phase I (safety), phase II (efficacy over time-limited), and phase III (efficacy over time with full subject enrollment).

We will be working closely with local, national and international regulatory agencies in Israel, the U.S., Europe and in South America and Asia for the purpose of providing access to our Cannabis-based Prospect Products and therapies to patients in need of new treatments for life threatening and debilitating conditions as well as improving quality of life for those with long-term illnesses.

There can be no assurance of our ability to generate revenues or profits. Extensive clinical trials establishing the safety and efficacy of our Cannabis-based Prospect Products treating our targeted medical conditions and/or diseases is necessary and the length of time needed to establish the safety and efficacy as well as the competitive, cost-effective benefits, if any, of our Prospect Products cannot be assured.

Regional and International Promotion of Cannabis Research

OWC's facilities in Petach Tikva Israel serve as the center for our research and development activity in coordination with the studies and trials being conducted with several Israeli hospitals and universities. We also intend to establish additional research centers outside of Israel for the purpose of collaborating in Cannabis-based medical research with other hospital and research institutes.

Under the direction of Drs. Yehuda Baruch and Alan Shackelford, OWC's management team is working with its research partners to identify and prioritize investigations into several health-related medical conditions they believe will respond positively to our Cannabis-based Prospect Products. As in Israel, we will select those of our Prospect Products that we deem most effective after initial testing for further clinical studies to verify the results and to determine specific quantitative parameters for the commercialization of our Cannabis-based Prospect Products.

Government and Public Agency Consulting

Our initial activities will be focused on the United States and on the European Community countries that have not yet passed legislation to fully legalize medical Cannabis. By working with governments and public agencies to establish the infrastructure necessary for the safe care and management of patients using our Cannabis-based medical products generally and our Prospect Products specifically, we believe that we will be able to raise awareness in the medical community and the public at large of the efficacy of cannabis-based treatments. We believe that these efforts will assist in promoting the establishment of national, regional and local programs beyond Israel to encourage the legalization of cannabis for medical purposes and the use of our Cannabis-based Prospect Products.

OWC will assist in the creation of programs tailored to meet the specific medical needs of a given market. This includes the development of a regulatory framework and operating infrastructure. OWC's team of experts also have vast experience in developing the training programs for physicians, caregivers, and researchers that are essential to the establishment of a successful, patient-focused medical cannabis program.

In furtherance of our plans, we may, in the future, consider strategic acquisitions and joint ventures as well as other projects to grow our business activities including but not limited to: product licensing and royalty agreements, consulting, and strategic alliances to support our Cannabis-based Prospect Product development. However, there can be no assurance that this strategy will be successful in generating any revenues or growing out business.

Based upon our cash position of $1,469,267 at December 31, 2014, we believe that we may need to raise additional capital, either equity or debt prior to the end of fiscal 2015 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

Our Strengths

Notwithstanding the fact that we have only commenced our Cannabis-based Prospect Products in about mid 2014 and have not yet generated any revenues from this endeavor, we believe that we offer the following key distinguishing characteristics in our approach to develop and commercialize our Cannabis-based Prospect Products:

• Our two leading medical professionals are recognized world-leaders in medical cannabis treatments;
• Our ability to obtain very quickly an approved Helsinki protocol (IRB) between 3-9 months each;
• We applied for internal review board (IRB) approval to the multiple myeloma study. We expect to obtain the approval during Q1 of 2015. We plan to apply for IRB approval of five other studies in 2015;
• We have already filed five provisional patent applications with the USPTO;
• Collaborations with major Israeli Hospital and research institutes. We have entered into a collaboration agreement with Sheba Medical Center in Israel to research a treatment for multiple myeloma, a highly treatment-resistant form of bone marrow cancer. We expect to enter into additional collaboration agreements by the end of fiscal 2015;
• Strong competitive position in a highly specialized and regulated field. Several members of our leadership team have been in involved in similar business ventures for over ten years. We have a fully integrated in-house research and development organization, regulatory capabilities and commercial and marketing expertise; and
• Highly experienced management team and network of leading scientists. We believe that our business development and science team is uniquely positioned to benefit from the significant potential within the field of cannabidiol-based research in which we have developed expertise during over 15 years of research and business development conducted by Drs. Yehuda Baruch and Alan Shackelford. Our science team collaborates with a broad network of other leading scientists in the Cannabis research field.

Our Strategic Alliances and Collaborations

To date, we have entered into a collaboration agreement with Sheba Academic Medical Center, the largest hospital in Israel and in the Middle East. Within the framework of a new collaboration agreement, the Company will initiate two studies; one on multiple myeloma and one on psoriasis, starting with a basic science on multiple myeloma cells.

We are in the process of finalizing additional collaboration agreements with other research institutes for several additional studies and clinical trials.

Market and Competition

According to the 2014 edition of the Marijuana Business Factbook, U.S. retail sales of medical Cannabis are expected to rise significantly over the next five years from an estimated $2.2 billion in 2014 to $8.2 billion in 2018.

We believe that North America will represent a major market for our cannabis-based medical Prospect Products due in large part to the success of recent efforts to legalize the use of medical marijuana at the state level throughout the United States, where it is now legal to some extent or other in 23 states and the District of Columbia. It can also be expected that there will be policy changes in the European Union concerning the use of marijuana and Cannabis-based products for medical use.

We believe that there will be rising demand for cannabis derived medical products and that future growth is expected to be driven by favorable changes in legislation and demographic factors.

We face competition from larger companies that are or may be in the process of offering similar products to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we may be expected to have.

Competitors may include major pharmaceutical and biotechnology companies and public and private research institutions. However, we believe that our own Prospect Products will be able to compete with existing therapies and new therapies that may become available in the future.

Management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business prospects. These competitors may be able to react to market changes, respond more rapidly to new regulations or allocate greater resources to the development and promotion of their products than we can.

Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves to increase their ability to rapidly gain market share. Large pharmaceutical companies may eventually enter the market.

Given the rapid changes affecting the global, national, and regional economies in general and Cannabis-related medical research and development in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Time-to-Market is an important factor and our success will depend on our ability to develop innovative products that will be accepted by patients.

Our success will also depend on our ability to respond quickly to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

There can be given no assurance that any of our on cannabidiol-based medical products will obtain regulatory approval in the US or in other markets that we intent to market such products.

Intellectual Property

To date, OWC have filed five provisional patent applications in the areas of cancer, skin disease, pain management, psychiatric treatment and recreational use. Five additional provisional applications are scheduled to be submitted during 2015.

The Company will retain the intellectual property rights to proprietary discoveries made in conjunction with OWC initiatives and plans to work to secure patent protections.

The table below depicts the Company's pending patent applications:

Application Number	Description of Provisional Patent	Filing Date
62/084,568	Use of Cannabis to treat Myeloma	11/26/2014
62/085,663	Use of Cannabis to treat PTSD	12/01/2014
62/088,599	Use of Cannabis to treat Migraine	12/07/2014
62/092,849	Novel Condom Comprising Cannabis Derived Compositions for Enhancement of sexual Pleasure and Decrease of Erectile Dysfunction Symptoms	12/17/2014
62/095,020	Use of Cannabis to treat Psoriasis	12/21/2014

We anticipate additional patent applications in conjunction with our research, testing, and development of treatment options using the cannabidiol present in the Cannabis plant.

At present, there are legal limitations in the US related to granting federal trademarks for Cannabis and related products. To date, Cannabis is still designated a Schedule 1 drug as defined by the United States Controlled Substances Act. The following facts are required for drugs to be placed in this schedule:

1. The drug or other substance has a high potential for abuse.
2. The drug or other substance has no currently accepted medical use in treatment in the United States.
3. There is a lack of accepted safety for use of the drug or other substance under medical supervision.

Except as specifically authorized, it is illegal for any person:

- to manufacture, distribute, or dispense, or possess with intent to manufacture, distribute, or dispense, a controlled substance; or
- to create, distribute, or dispense, or possess with intent to distribute or dispense, a counterfeit substance.

As a result, the Company believes that Federal courts are unlikely to hear intellectual property litigation cases, which poses limitations on our ability to protect use intellectual property protection.

U.S. Government Regulation

To date, there are twenty three states and the District of Columbia that have laws and/or regulation that recognize the legitimate medical uses for Cannabis and consumer use of Cannabis and related products in connection with medical treatment. Fifteen other states are in the process of considering legislation to similar effect. To date, the policy and regulations of the Federal government and its agencies is that Cannabis has no medical benefit and a range of activities including cultivation and use of Cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law.

If the federal government decides to enforce the Controlled Substances Act in any U.S. state that has laws and/or regulation that recognize the legitimate medical uses for Cannabis and consumer use of Cannabis and related products, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

The present administration has repeatedly stated that it is not inclined to use federal resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the present administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any subsequent administration could modify this policy and decide to enforce the federal laws. Any such change in the federal government's enforcement of current federal laws could cause substantial harm to our business prospects in the U.S. While we do not intend to harvest, distribute or sell Cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Despite the foregoing, the Department of Justice has continued to enforce the Controlled Substance Act with respect to marijuana to prevent:

• the distribution of marijuana to minors;
• criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;
• the redistribution of marijuana from states where it is legal under state law to other states;
• state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
• violence and the use of firearms in the cultivation and distribution of marijuana;
• driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;
• the growing of marijuana on public lands; and
• marijuana possession or use on federal property.

Government Regulations Outside of the US.

In addition to regulations in the United States, we will be subject, either directly or through our third-party affiliations or partnerships, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our Cannabis related products, if and when approved.

Whether or not we obtain FDA approval for any Cannabis-related product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application ("CTA"), must be submitted to the each national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying E.U. legislation. In all cases, the clinical trials must be conducted in accordance with GCP and other applicable regulatory requirements.

For countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. However, the clinical trials in all countries must be conducted in accordance with GCP and the other applicable regulatory requirements.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

In addition, most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including Cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for any Cannabis related product in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our Cannabis related products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In that case, we would be unable to market our products in those countries in the near future or perhaps at all.

Employees

We presently have no full-time employees. Our CEO and CFO are employed under services agreements with the company. Our officers and directors are expected to dedicate approximately 60% of their professional time to our business development until such time that we receive regulatory approval of any prospect product.

ITEM 1A. RISK FACTORS Back to Table of Contents

Risks Related to Our Business

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements included in this annual report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $60,000 per year simply to cover the administrative, legal and accounting fees. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock and the issuance of convertible notes, which have subsequently been converted into restricted shares of Common Stock.

Based on our financial history, in their report on the financial statements for the year ended December 31, 2014, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenue.

Notwithstanding our success in raising over $2.1 million from the sale of our securities, principally during 2014, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors at terms and conditions satisfactory to the Company, or otherwise, and/or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

We face many of the risks and difficulties frequently encountered by relatively new companies with respect to both of our operations.

The Company's business involves two distinct operations: (i) the development, manufacture and sale of our Electronic Percussion Device, relying on the services and expertise of GUMI; and (ii) on conducting scientific research, in collaboration with leading universities and institutions in Israel on Cannabis for medical treatment. We have not yet generated any revenues from our Device, nor do we anticipate generating revenues from our Cannabis-based medical product activities until in or about the second quarter of 2016, at the earliest. Notwithstanding the significant scientific and medical experience of OWC's management and advisory team, neither the Company nor OWC have any operating history as a medical research company engaged in Cannabis research or any other related field upon which an evaluation of the Company and its prospects could be based. There can be no assurance that our management will be successful in being able to commercially exploit the results, if any, from our medical and scientific research projects or that we will be able to develop products and treatments that will enable us to generate sufficient revenues to meet our expenses or to achieve and/or maintain profitability.

If we are unable to raise sufficient capital as needed, we may be required to reduce the scope of our research and development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all your investment.

We must rely on GUMI Tel-Aviv to develop, manufacture and market commercial models of our Electromagnetic Percussion Device.

We are dependent upon the ability of GUMI Tel-Aviv to develop, manufacture and market commercial models of our Electromagnetic Percussion Device. While GUMI has completed development of our Device and produced several commercial models, to date there have been no sales revenues from our Device and there can be no assurance that GUMI will be successful generating sufficient revenues or profits from the sale and marketing of our Device.

We are a small company with limited resources compared to some of our potential competitors engaged in the manufacture and sale of electromagnetic percussion devices may not be able to compete effectively in this market.

The electromagnetic percussion industry is very competitive and although we believe our technology offers unique development opportunities, there can be no assurance that the perceived advantages and features of our Device are enough to effectively capture a significant enough market share to successfully launch and sustain our product. Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and customers than we have.

We have limited operating history in the field of medical research and face many of the risks and difficulties frequently encountered by early tage companies.

The Company's focus on conducting scientific research, in collaboration with leading universities and institutions in Israel on Cannabis for medical treatment has not yet generated any revenues, nor do we anticipate generating revenues until in or about the second quarter of 2016, at the earliest. Notwithstanding the significant scientific and medical experience of OWC's management and advisory team, neither the Company nor OWC have any operating history as a medical research company engaged in Cannabis research or any other related field upon which an evaluation of the Company and its prospects could be based. There can be no assurance that our management will be successful in being able to commercially exploit the results, if any, from our medical and scientific research projects or that we will be able to develop products and treatments that will enable us to generate sufficient revenues to meet our expenses or to achieve and/or maintain profitability.

If we are unable to raise sufficient capital as needed, we may be required to reduce the scope of our research and development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all your investment.

Our business success depends on laws, both U.S. and international, pertaining to Cannabis and Cannabinoids.

Our business is dependent on the laws and regulations in Israel, the United States and internationally that are or may become applicable currently and in the future to the Cannabis plant generally and to the use of Cannabis and its cannabinoid derivatives for scientific, medical and recreations purposes, specifically. The growth of the market related to Cannabis-related products is dependent upon continued legislative authorization of the wide and varied uses of Cannabis and cannabinoids. Any number of factors, such as litigation, could slow or halt progress in this area. In addition, further deregulation, while increasingly expected in the United States and/or among the states, as well as internationally, is not assured. While there may be growing public support, particularly in the United States, for legislative action liberalizing laws applicable to Cannabis, numerous factors can impact the legislative process in Israel, the United States, the different states and other countries. Any one of these factors could slow or halt Cannabis-based medical research and product and treatment development, which would negatively impact our business.

Changes in consumer preferences and acceptance of Cannabis-based medical products and treatments and any negative trends will adversely affect our business.

We are substantially dependent on continued market acceptance and proliferation of Cannabis-based medical products and treatments. We believe that as Cannabis-based products and treatments become more widely accepted by the medical/scientific communities and the public at large, the stigma associated with Cannabis-based medical products and treatments will moderate and, as a result, consumer demand will likely continue to grow. However, we cannot predict the future growth rate and size of the market, assuming that the regulatory climate permits, of which there can be no assurance. Any negative outlook on Cannabis-based medical products will adversely affect our business prospects.

In addition, we believe that large, well-funded pharmaceutical and other related businesses and industries may have a strong economic reasons to be in strong opposition to Cannabis-based medical products. We believe that the pharmaceutical industry may not easily surrender control of any product, such as Cannabis-based products, that could generate significant revenue. The pharmaceutical industry is well-funded with a strong and experienced lobby presence at both the federal and state levels as well as internationally, that surpasses financial resources of the current group of medical Cannabis research and development companies. Any effort the pharmaceutical lobby could or might undertake to halt or delay the newly developing medical Cannabis industry could have a detrimental impact on our business.

Cannabis-based medical products contain controlled substances, the use of which may generate negative public debate.

Since our prospect products will contain Cannabis and/or cannabinoids, which are currently controlled substances, efforts to secure requisite regulatory approvals may generate public controversy and negative responses by both the regulators and the public. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses associated with the approval process for any Cannabis-based medical products and treatments that we may develop. These pressures could also limit or restrict the introduction and marketing of any such product. Adverse publicity from Cannabis misuse or adverse side effects from Cannabis or other cannabinoid products may adversely affect the commercial success or marketability. The nature of our business attracts and may be expected to continue to attract a high level of public and media interest and, in the event of any related adverse publicity, we may not succeed in monetizing our products.

Our Cannabis-related prospect products face uncertain demand.

Demand for medical Cannabis-based products is dependent on a number of social, political and economic factors that are beyond our control. While we believe that demand for such medical products will continue to grow, there is no assurance that such increase in demand will happen, that we will benefit from any demand increase or that our business, in fact, will ever become profitable.

Our involvement in the Cannabis industry may make it difficult to obtain insurance coverage.

In the event that we decide to commence business operations in the U.S., of which there can be no assurance, obtaining and maintaining necessary insurance coverage, for such things as workers compensation, general liability, product liability and directors and officers insurance, may be more difficult and/or expensive for us to find because we are involved in the Cannabis industry. There can be no assurance that we will be able to find such insurance in the near future, if needed, or that the cost of coverage will be affordable or cost-effective. If, either because of unavailability or cost prohibitive reasons, we are compelled to operate without insurance coverage, we may be prevented from entering certain business sectors, experience inhibited growth potential and/or expose us to additional risks and financial liabilities.

We are entering a potentially highly competitive market.

The emerging markets for Cannabis-related medical research and development is and will likely remain both competitive and evolve into becoming even more so. In particular, we face strong competition from larger and better funded companies that may be in the process of offering similar products and treatments that we intend to offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we may be expected to have for the foreseeable future, notwithstanding our belief in the strength of our management team.

These competitors may be able to react to market changes, respond more rapidly to new regulations and/or allocate greater resources to the development and promotion of their products than we can. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share.

Given the rapid changes affecting the global, national, and regional economies generally and the Cannabis-related medical research and development industry, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to develop innovative Cannabis-related products and treatments working with our university and institutional partners that will be accepted, especially with ever-changing legal and regulatory environment. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Changes in legislation or regulation in the health care systems in the United States and foreign jurisdictions may affect us.

Our ability to successfully commercialize our Cannabis-based medical products and treatments, alone and/or, as anticipated, with collaborators including major universities and scientific institutions principally in Israel, may depend on how Israel and other respective governments and/or health administrations provide coverage and/or reimbursements for our Cannabis-based prospect products and treatments. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to trim health care costs may adversely affect our ability to achieve profitability.

In certain foreign markets, including major markets in the European Union, pricing of prescription pharmaceuticals is subject to governmental control. Price negotiations with governmental authorities may range from 6 to 12 months or longer after the receipt of regulatory marketing approval for a product. Our business could be detrimentally effected if reimbursements of our Cannabis-based products is unavailable or limited if pricing is set at unacceptable levels.

Our failure to comply with existing and potential future laws and regulations could harm our plan of operations.

We will be subject to wide-ranging, existing as well as new laws and regulations by U.S. federal, state and foreign governments and in each of the countries we plan to market our products. We must comply to all regulatory requirements if we expect to be successful.

If any of our Cannabis-based prospect products and treatments is approved in the United States, it will be subject to ongoing regulatory requirements including federal and state requirements. As a result, we and our collaborators and/or joint venture partners must continue to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and, of upmost importance, clinical trials. We will also be required to report certain adverse reactions and production problems, if any and applicable, to the FDA, and to comply with advertising and promotion requirements for our Cannabis-based prospect products and treatments.

Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to conduct clinical trials which are prerequisite to our ability to commercialize our Cannabis-based medical products and related treatments. If regulatory sanctions are applied or if regulatory approval, once obtained, is for any reason withdrawn, the value of our business and our operating results could be materially adversely affected.

We will rely to a great extend on research collaboration with third-party institutions.

We will rely significantly on research collaboration with hospitals and research institutes, virtually all of which are in Israel. We have already entered into agreements and intend to enter into additional agreements with leading institutions in Israel for pre-clinical and clinical trials on Cannabis-related treatments of a variety of medical conditions.

Our research collaboration agreements provide and are expected to continue to provide that all intellectual property rights, including both patents, use patents and non-manufacturing related know-how, treatments and dosages, among other things, be owned by us and/or jointly with the partner institutions. To date, we have 6 patent applications pending before the U.S. Patent and Trademark Office. If we decide to jointly own intellectual property, we may need to seek our partners consent to pursue, use, license and/or enforce some of the jointly-owned intellectual property. Deterioration in any research collaboration relationship would have a material adverse effect on our business, results of operations and financial condition.

Collaboration agreements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize Cannabis-based product.

We may also enter into collaboration agreements with pharmaceutical or biotechnology institutes for the development or commercialization of our Cannabis-based prospect products and treatments. We may enter into such agreements based on the merits of retaining certain rights. We will face significant competition in seeking appropriate collaborators and in negotiating agreements at acceptable terms, if at all. We may not be successful in our efforts to enter, implement and maintain collaboration agreements. Disagreements stemming from collaboration agreements concerning development, intellectual property, regulatory or commercialization matters can lead to delays and, in some cases, termination of such collaboration agreements or otherwise result in the potentially significant costs and fees in seeking to enforce or protect our rights, if any. These disagreements can be difficult if, in fact, neither of the parties has final decision making authority. The resulting outcome of any disputes and/or disagreements could in all likelihood adversely affect our business.

Clinical trials of Cannabis-based medical products and treatments are novel terrain with very limited or non-existing clinical trials history; we face a significant risk that the trials will not result in commercially viable products and treatments.

We have no clinical trial history from which we can, at present, derive any conclusions from or to prove that our assumptions for the trials, other than limited sporadic observational or anecdotal studies are scientifically compelling. Furthermore, no officer or director of the Company, other than Dr. Yehuda Baruch and Dr. Alan Shackelford, has a direct record of accomplishment of conducting such scientific studies, none of which were conducted since they accepted positions with OWC. As a result, we face a significant risk that requires us to use outsourced specific researchers for several or all studies, which may be expected to be highly costly.

If the clinical trial studies of our Cannabis-based prospect products and treatments do not produce results necessary to support regulatory clearance or approval, we will be unable to commercialize our products.

We intend, with and through our collaborator institutions, to conduct clinical trials and we reasonably expect several trials to commence during the fourth quarter of 2015. To date, we applied for internal review board (IRB) approval to the multiple myeloma study. We expect to obtain the approval and that the basic science phase of the trial will commence during Q2 of 2015. The actual clinical trials are expected to take in between from 3 and 18 months, are expensive and carry uncertain outcomes in each instance. The initiation and completion of the trial study may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

- patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical trial study;
- patients or investigators do not comply with study protocols;
- patients do not return for post-treatment follow-up at the expected rate;
- patients experience serious or unexpected adverse side-effects for a variety of reasons that may or may not be related to our products, treatments and/or dosages, causing a clinical trial study to be put on hold or terminated;
- sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
- third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or act in ways inconsistent with the established investigator agreement, clinical study protocol, good clinical practices, and other Institutional Review Board requirements;
- third-party entities do not perform data collection and analysis in a timely or accurate manner or at all;
- regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;
- changes in federal, state, or foreign governmental statutes, regulations or policies;
- interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy; or
- the study design is inadequate to demonstrate safety and efficacy.

Clinical trial failure can occur at any stage of the testing. Our clinical study may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing in addition to those we have planned and for which we have budgeted. Our failure to adequately demonstrate the safety and efficacy of our Cannabis-based prospect products and treatments could prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of these products or indications for use. Any of these occurrences may harm our business, financial condition and prospects significantly.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business may fail.

Our future success depends, to a significant extent, on our ability to attract, train and retain capable scientists and physicians, enter into collaboration agreements for our research and managerial personnel. Recruiting and retaining capable personnel, particularly those with expertise with medical research, is vital to our success. If we are unable to attract and retain qualified employees, our business may fail and our investors could lose their entire investment.

At present, we believe to have the necessary key personal to carry out our business plans but there can be no assurance that our beliefs prove unfounded. If we are unable to protect our intellectual property, our business will be materially adversely affected.

We may become subject to frequent and costly litigation regarding patent and other intellectual property rights. It is possible that our prospect products and treatments may not withstand challenges made by others or that any patents protecting our rights are inadequate or inadequately defended.

Our success depends in large part on our ability to secure and maintain effective patent protection for our products and treatments in the United States and internationally. We have 6 patent applications pending before the United States Patent and Trademark Office, and expect to continue to file patent applications for various aspects of our prospect products and related treatments. However, we face the risks that:

- we may fail to secure necessary patents on our prospect products pending prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products using our perceived proprietary rights and intellectual property; and
- previously granted patents may be re-examined, invalidated or not extended.
If we are unable to protect our intellectual property adequately, our business and commercial prospects will suffer.

We may be accused of infringing on intellectual property rights of third-party competitors.

Other parties may claim that our Cannabis-based medical products infringe on their proprietary and perhaps patent protected rights. We may be subject to claims and costly legal proceedings regarding alleged infringement by us of the intellectual property rights and patents of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages. In the event that our patents do not fully protect us, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. However, such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own.

Our by-laws provide for indemnification of our directors and the purchase of D&O insurance at our expense and limit their potential or actual liability which may result in a significant cost to us and damage the interests of our shareholders.

The Company's By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware as well as other applicable laws. These provisions eliminate the liability of directors to the Company and its shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for: (i) breach of the director's duty of loyalty; (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law; (iii) payment of dividends or repurchases of stock other than from lawfully available funds; or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director's liabilities under the federal securities laws or the recovery of damages by third parties.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional service providers. The engagement of such services is costly and continuing. Additionally, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be approximately $25,000 per year or perhaps more as our operations increase in scope and magnitude. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports and/or discover and report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Our legal and financial compliance costs related to these rules and regulations may increase, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and quarterly, and, from time-to-time, current reports with respect to our business and operating results.

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should or could be made to improve our financial and management control systems in order to manage our growth and our legal obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, if and when any perceived deficiencies are discovered. However, we anticipate that the expenses associated with being a reporting public company are expected to be both material and continuing. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls could be material. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors' and officers' liability insurance ("D&O Insurance"), the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be expected to be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including D&O Insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our product to offset the effect of such increased costs. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Cannabis Industry

Risk of government action.

While we will use our best efforts to comply with all laws, including U.S. federal, state and local laws and regulations, as well as those in other countries where we operate and market our Cannabis-based prospect products, there is a possibility that governmental action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

Our Cannabis-related activities may be prohibited or limited significantly by U.S. federal law.

The U.S. federal government and its agencies have expressed and may enforce their opinion that Cannabis has no established medical benefit and activities such as ours as well as the use of Cannabis for personal use, medical or otherwise, is prohibited under U.S. federal law, which, they maintain supersedes all newly enacted state laws to the contrary. The active enforcement of the currently existing federal law and regulatory position related to Cannabis may directly and adversely affect our ability to execute our business plan despite the fact that an increasing number of state laws and regulation may allow it.

The Company's business plan focuses on research and development of cannabinoid-based products and treatments. We have no present intention to apply for or otherwise seek to obtain state licenses for the production and sale of Cannabis products. We believe that our activities are not in violation of existing U.S. federal laws and regulations. However, if the Company decides to apply and obtain a state licenses and if federal law does not change, we believe the Company will, at that time, be in violation of federal law. If, at that time, then existing U.S. federal laws are enforced, it is likely that our business will be significantly, adversely affected and investors may lose their investment.

The U.S. Department of Justice (the "DOJ") has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful Cannabis-related medical activities outside of the United States such as those being and to be conducted by OWC in Israel.

In light of the position of the DOJ, we do not anticipate that we will be targeted for prosecution by the DOJ or any other U.S. agency based upon our current and planned future operations.

Laws and regulations affecting our business are constantly evolving.

The constant evolution of laws and regulations affecting the research and development of Cannabis-based medical products and treatments could detrimentally affect our business. Federal, state and local medical laws and regulations related to the use of Cannabis are broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

Controlled substance legislation differs and may restrict our ability to sell our Cannabis-based prospect products and/or their use in medical treatments.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs trade and control of narcotic substances, including Cannabis extracts. While we do not intend to sell Cannabis-based medical products containing narcotic substances, countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to obtaining marketing approval for our Cannabis-based products and use of these products in various medical treatments. Certain countries may not be willing or able to amend or otherwise modify their laws and regulations to allow our products to be marketed and treatments to be administered, thereby adversely effecting our financial condition and potential profitability.

If any of our Cannabis-based prospect products becomes subject to U.S. controlled substance laws and regulations, our cost of compliance with these laws and regulations will likely be substantial.

If a prospect product we intent to develop contains controlled substances as defined in the Federal Controlled Substances Act of 1970, or CSA, we will become subject to extensive regulation under the CSA administered by the DEA. Controlled substances are classified into Schedule I, II, III, IV or V substances by the DEA. While Cannabis is defined as a Schedule I controlled substance, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II-V, since approval by the FDA satisfies the "accepted medical use" requirement. The DEA will make a scheduling determination of any Cannabis-related product in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Moreover, if the FDA, DEA or any comparable foreign regulatory authority determines that any of our Cannabis-based prospect products may have potential for abuse, it may require us to provide additional clinical or other data, which could increase the cost and/or delay of any of our planned product launch.

The approval and use of medical and recreational marijuana in various U.S. states may impact our business.

There is a substantial amount of change occurring in various states of the United States regarding both the medical and recreational use of marijuana. While marijuana is designated as a Schedule 1 substance and its possession and use is not permitted according to federal law, a number of individual states have enacted laws to enable possession and use of marijuana for medical purposes, and in some states for recreational purposes also. To date, a total of 27 states and the District of Columbia have enacted laws approving the use of marijuana to some degree or other. While we believe that our business is quite distinct from that of herbal, psychoactive marijuana, our business prospects may nevertheless be negatively impacted by developments of these laws at the state level in the United States.

Risks Related to Our Common Stock

The Company has warrants and options outstanding, which exercise may dilute the value of shares.

The Company has granted warrants and if those are exercised, the issuance of up to 33,144,490 shares of Common Stock of the Company may dilute the value of shares held by existing shareholders.

There can be no assurance of a liquid public trading market for our common stock or whether investors will be able to readily be able to sell their shares of common stock.

At present, our Common Stock is subject to quotation of the OTCQB market under the symbol OWCP. There is only a limited, liquid public trading market for our Common Stock and there can be no assurance that a more liquid market will ever develop or be sustained. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. There can be given no assurance that there will be any awareness generated or sustained. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects management's perceived value of our business or the price paid by investors equal to or greater than their initial investment in our Common Stock. As a result, holders of our Common Stock may not find purchasers for their shares should they to decide to sell the Common Stock held by them at any particular time if ever. Consequently, our Common Stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our Common Stock, possibly for a prolonged period of time.

In the event an active trading market develops for our common stock, the market price may, from time-to-time, be volatile.

In the event an active trading market develops for our Common Stock, the market price of our Common Stock may be highly volatile, as is the stock market in general, and the market for securities subject to quotation on OTC Markets in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in conditions or trends in the industry in which we operate, general market and economic conditions in the United States and world-wide as well as the number of our shares of Common Stock being purchased and sold at any particular time. These factors may materially adversely affect the market price of our Common Stock, regardless of our historic business performance or future prospects, both near and long-term. In addition, the public stock markets have experienced and, in the future may be expected to experience, extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies and many countries for reasons frequently unrelated to the operating performance of the specific companies or the economic conditions in affected countries. These broad market fluctuations may adversely affect the market price of our Common Stock.

A large number of additional shares will be available for resale into the public market pursuant to this offering as well as in the near future, which may cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of December 31, 2014, we have 78,429,241 shares of Common Stock outstanding of which 43,710,419 shares of Common Stock are restricted as a result of applicable federal securities laws. As restrictions on resale of other shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time. For a more detailed description of the risks associated with this Risk Factor, see the disclosure under the caption "Shares Eligible for Future Sale" contained in this Prospectus.

If holders of restricted securities sell a large number of shares pursuant to Rule 144 under the Act, they could adversely affect the market price for our Common Stock, which adverse affect could be sustained and over which we have no control.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share, of which 80,592,403 shares are currently outstanding.

We may also issue additional shares of our Common Stock, warrants or other securities that are convertible into or exercisable for the purchase of shares of our Common Stock in connection with hiring and/or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock or other securities, for any reason including those stated above, may have a negative impact on the market price of our Common Stock. There can be no assurance that the issuance of any additional shares of Common Stock, warrants or other convertible securities may not be at a price (or exercise prices) below the then prevailing price at which shares of our Common Stock will be quoted on the OTCQB Market.

We may never pay any dividends to our shareholders.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate. The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Consequently, shareholders must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Insiders will continue to have substantial control over us after this offering and will be able to influence corporate matters.

Our directors and executive officers and present shareholders holding more than 5% of our Common Stock ("Affiliated Persons") will continue to own of record and beneficially, in the aggregate, approximately 26.31% of our outstanding Common Stock. As a result, if these shareholders were to choose to act together, they would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under the caption "Security Ownership of Certain Beneficial Owners and Management."

We cannot assure you that the interests of our management and Affiliated Persons will coincide with the interests of the investors. So long as our management and Affiliated Persons collectively controls a significant portion of our Common Stock, these individuals and/or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions.

Anti-takeover provisions of the Delaware General Corporation Law may discourage or prevent a change of control, even if an acquisition would be beneficial to our shareholders, which could reduce our stock price.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with shareholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our Common Stock to decline.

State Blue Sky registration, potential limitations on resale of our common stock.

The holders of our shares of Common Stock and those persons, who desire to purchase our Common Stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market our securities to be a limited one.

It is the present intention of management after the active commencement of operations in to seek coverage and publication of information regarding the Company in an accepted publication manual, which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Our common stock is considered a Penny Stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

We may be subject now and in the future to the Penny Stock rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any Offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2014, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTY Back to Table of Contents

Our principal executive office is located at 22 Shaham Street, P.O. Box 8324, Petach Tikva, 4918103, Israel. Our telephone number in Israel is +972 (0)3-758-2657/9. Our executive office is a rented suite located on the second floor in the Beit Dvir building. The Company pays $1,650 per month for 461 square foot of office space including all other office expenses. We believe that this space is adequate for our current and immediately foreseeable operating needs. Once our business grows and generates revenue, we will look for more office space.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

The Company's Common Stock is subject to quotation on the OTCQB Market under the symbol "OWCP". There is currently no active trading market in the Common Stock on the OTC market. There can be no assurance that there will be an active trading market for the Common Stock once the Company becomes a reporting company under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions but does reflect the price of our Common Stock adjusted for the reverse split.

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.30	$0.01	$0.18	$0.08	$0.35	$0.13
Second Quarter ended June 30	$0.30	$0.17	$0.33	$0.11	$0.35	$0.13
Third Quarter ended September 30	$0.49	$0.21	$0.32	$0.06	$0.24	$0.13
Fourth Quarter ended December 31	$0.27	$0.10	$0.15	$0.01	$0.21	$0.08

As of December 31, 2014, our shares of common stock were held by approximately 120 stockholders of record. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in "street name." The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone (212) 828-8436. VStock Transfer is registered under the Exchange Act.

Rule 144 Shares

As of December 31, 2014, there were 25,717,482 shares currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan (ESOP) in place in 2014 and have not granted any stock options at this time. We contemplate adopting an ESOP during the second quarter of 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our Common Stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2014 and 2013.

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

Sale of Unregistered Securities

Common Stock
Date	Title	Shares Issued	Persons	Consideration Per Share
02/28/14	Common Stock	913,000	Amir Uziel	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	349,300	Tena Holdings GmbH (1)	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	688,500	Lavi Krasney	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	366,500	Akiva Shonfeld	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	592,900	Amita S.A. (2)	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	2,383,100	L&L Holdings (3)	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	2,947,000	Asher G. Mediouni	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	3,657,100	Ofliam L.L.C. (4)	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
02/28/14	Common Stock	295,200	Kfir Silbrman	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
03/11/14	Common Stock	2,000,000	IMWT Holdings Ltd. (5)	For Services provided valued at $20,000 pursuant to Section 4(2)
03/11/14	Common Stock	2,000,000	KE Zurich Capital	For Services provided valued at $20,000 pursuant to Section 4(2)
03/11/14	Common Stock	1,000,000	Tzvika Borodizki	For Services provided valued at $10,000 pursuant to Section 4(2)
03/11/14	Common Stock	1,000,000	Asaf Itschaik	For Services provided valued at $10,000 pursuant to Section 4(2)
03/31/14	Common Stock	529,400	L&L Holdings	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
03/31/14	Common Stock	1,470,000	L&L Holdings	For Services provided valued at $14,700 pursuant to Section 4(2)
03/31/14	Common Stock	362,000	Bransville Investment Ltd. (6)	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
03/31/14	Common Stock	1,638,000	Bransville Investment Ltd. (6)	For Services provided valued at $16,380 pursuant to Section 4(2)
04/15/14	Common Stock	500,000	Short Trade Ltd (7)	$0.005 per share in cash pursuant to Section 4(2)
04/15/14	Common Stock	1,250,000	Ben-Zion Weiner	$0.005 per share in cash pursuant to Section 4(2)
04/15/14	Common Stock	500,000	Yoel Yogev	$0.005 per share in cash pursuant to Section 4(2)
04/15/14	Common Stock	2,000,000	Ariela Krasney	$0.005 per share in cash pursuant to Section 4(2)
04/15/14	Common Stock	150,000	Oded Gilboa	$0.005 per share in cash pursuant to Section 4(2)
04/15/14	Common Stock	300,000	David Massas	$0.005 per share in cash pursuant to Section 4(2)
06/24/14	Units (a)	111,111	David Asaf	$0.09 per share in cash pursuant to Reg S exemption
06/29/14	Units (a)	444,444	Avdinco Ltd (8)	$0.09 per share in cash pursuant to Reg S exemption
06/24/14	Units (a)	55,555	David Benhamu	$0.09 per share in cash pursuant to Reg S exemption)
06/05/14	Units (a)	222,222	David Shrem	$0.09 per share in cash pursuant to Reg S exemption
06/24/14	Units (a)	222,222	Eran Cohan	$0.09 per share in cash pursuant to Reg S exemption
07/01/14	Units (a)	111,111	Judith Zetouny	$0.09 per share in cash pursuant to Reg S exemption
06/23/14	Units (a)	555,555	Falash Masha Lea	$0.09 per share in cash pursuant to Reg S exemption
06/18/14	Units (a)	111,111	Nir Ben Nissan	$0.09 per share in cash pursuant to Reg S exemption
06/20/14	Units (a)	55,555	Nuriel Chordekar	$0.09 per share in cash pursuant to Reg S exemption
06/19/14	Units (a)	2,222,222	Prop Trade Ltd. (9)	$0.09 per share in cash pursuant to Reg S exemption
06/19/14	Units (a)	444,444	R.P. Holdings Ltd. (10)	$0.09 per share in cash pursuant to Reg S exemption
06/18/14	Units (a)	222,222	Ron Senator	$0.09 per share in cash pursuant to Reg S exemption
06/24/14	Units (a)	450,000	Shmuel Pasternak	$0.09 per share in cash pursuant to Reg S exemption
06/13/14	Units (a)	2,222,222	Short Trade Ltd. (11)	$0.09 per share in cash pursuant to Reg S exemption)
06/24/14	Units (a)	111,111	Tal Taperberg & Gal Graf	$0.09 per share in cash pursuant to Reg S exemption
06/11/14	Units (a)	444,444	Boruj Tenenbaum	$0.09 per share in cash pursuant to Reg S exemption
06/18/14	Units (a)	166,667	Tomer Cohan	$0.09 per share in cash pursuant to Reg S exemption
06/11/14	Units (a)	1,000,000	Yoel Yogev	$0.09 per share in cash pursuant to Reg S exemption
06/10/14	Units (a)	220,000	Yosef Cohan	$0.09 per share in cash pursuant to Reg S exemption
08/14/14	Common Stock	300,000	Securities Compliance Corp. (12)	For Services provided valued at $0.25 per share pursuant to Section 4(2)
07/14/14	Common Stock	179,300	Activa Shonenfeld	Conversion of debt into equity at $0.01 per share pursuant to Section 4(2)
07/15/14	Common Stock	250,000	Gonen, Eli - former Chairman	For Services provided valued at $0.28 per share pursuant to Section 4(2)
07/15/14	Common Stock	250,000	Goore, Ori - former CEO and Director	For Services provided valued at $0.28 per share pursuant to Section 4(2)
07/15/14	Warrants	150,000	Gonen, Eli - former Chairman	Exercisable at $0.14 per share pursuant to Section 4(2)
07/15/14	Warrants	200,000	Goore, Ori - former CEO and Director	Exercisable at $0.14 per share pursuant to Section 4(2)
08/04/14	Warrants	3,500,000	Amir Uziel	For services provided, exercisable at $0.14 per share pursuant to Section 4(2)
08/04/14	Warrants	700,000	Eli Yorsh	For services provided, exercisable at $0.14 per share pursuant to Section 4(2)
08/04/14	Warrants	3,500,000	Capitallink Ltd. (13)	For services provided, exercisable at $0.14 per share pursuant to Section 4(2)
08/04/14	Warrants	2,800,000	L.I.A. Pure Capital Ltd. (14)	For services provided, exercisable at $0.14 per share pursuant to Section 4(2)
08/04/14	Warrants	3,500,000	Yaad Ltd. (7)	For services provided, exercisable at $0.14 per share pursuant to Section 4(2)
08/17/14	Units (a)	1,322,222	Invita Pharmaceuticals LLC. (15)	$0.09 per share in cash pursuant to Section 4(2)
07/12/14	Units (b)	166,666	Alan L. Talesnick	$0.15 per share in cash pursuant to Reg S exemption
07/12/14	Units (b)	500,000	Gil Cohan	$0.15 per share in cash pursuant to Reg S exemption
07/08/14	Units (b)	834,000	H. Leigh Severance Inc. (16)	$0.15 per share in cash pursuant to Section 4(2)
07/08/14	Units (b)	834,000	H. Leigh Severance Inc. Pension Plan & Trust (17)	$0.15 per share in cash pursuant to Section 4(2)
08/18/14	Units (b)	1,360,000	NE Solutions Ltd. (18)	$0.15 per share in cash pursuant to Reg S exemption
09/23/14	Units (a)	1,111,111	Prop Trade Ltd. (19)	$0.09 per share in cash pursuant to Reg S exemption
09/23/14	Units (a)	1,111,111	Short Trade Ltd. (20)	$0.09 per share in cash pursuant to Reg S exemption
11/07/14	Common Stock	5,134,375	Dr. Alan Shackelford, CTO of OWC (21)	$0.05 per share in cash pursuant to Section 4(2)
11/07/14	Common Stock	2,104,480	Ziv Turner	$0.05 per share in cash pursuant to Reg S exemption
11/07/14	Common Stock	2,114,480	Uri Glazer	$0.05 per share in cash pursuant to Reg S exemption
11/07/14	Common Stock	861,250	Alon Sinai	$0.05 per share in cash pursuant to Reg S exemption
11/07/14	Common Stock	132,500	Shmuel De-Saban, CFO	$0.05 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	166,667	Nissim Atias	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	66,667	Ido Glazer	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	43,426	Guy Abraham	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	61,666	Guy Elad	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	66,667	Sara Leibovitz	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	1,030,000	Shem Tov and Claudia Calvo	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	333,333	Michal and Rafi Farjun	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	43,859	Shay Kahlon	$0.15 per share in cash pursuant to Reg S exemption
11/17/14	Unit (b)	350,877	Moshe Ashkenazi	$0.15 per share in cash pursuant to Reg S exemption
12/22/2014	Common Stock	200,000	Uri Glazer	$0.05 per share in cash pursuant to Section 4(2)
12/22/2014	Common Stock	150,000	Alon Sinai	$0.05 per share in cash pursuant to Section 4(2)
12/22/2014	Common Stock	2,120,000	Yehuda Baruch	$0.05 per share in cash pursuant to Section 4(2)
12/22/2014	Common Stock	100,000	Mirabelle Gazit	$0.05 per share in cash pursuant to Section 4(2)
12/22/2014	Common Stock	250,000	Dubi Kohva	$0.05 per share in cash pursuant to Section 4(2)
12/22/2014	Common Stock	62,916	Shmuel De-Saban, CFO	$0.05 per share in cash pursuant to Section 4(2)

(1) Tena Holdings is controlled by Daren Bitan, a resident of Israel.
(2) Amit SA is controlled by Haem Arusi, a resident of Israel.
(3)  L&L Holdings is controlled by Ruiz Diaz Rolon Rosa, a resident of Argentina.
(4) Ofliam LLC is controlled by Patric Sasun Resident of Luxembourg
(5) IMWT is controlled by John Shafat, a resident of Austria
(6) Branseville Investments is controlled by Albert Oliverio, a resident of Gibraltar.
(7) Short Trade Ltd is controlled by Shlomo Noyman, a resident of Israel.
(a) The units include warrants exercisable at $0.16 per share.
(b) The units include warrants exercisable at $0.25 per share.
(8) Avdinco Ltd. is controlled by Avner Cohen, a resident of Israel.
(9) Prop Trade Ltd. is controlled by Charlote Eilin Tay, a resident of Singapore.
(10) R.P. Holdings (1992) Ltd is controlled by Rubin Zimerman, a resident of Israel.
(11) Short Trade Ltd. is controlled by Shlomo Noyman, a resident of Israel.
(12) Securities Compliance Corp. is controlled by Richard Rubin.
(13) Capitallink Ltd. is controlled by
(14) L.I.A. Pure Capital Ltd. is controlled by
(15) Invita Pharmaceuticals LLC is controlled by Richard S. Greenberg, a resident of the State of Colorado.
(16) H. Leigh Severance Inc. Pension Plan and Trust is controlled by H. Leigh Severance, a resident of the State of Colorado.
(17) H. Leigh Severance Inc. is controlled by H. Leigh Severance, a resident of the State of Colorado.
(18) NE Solutions Ltd. is controlled by Lee Yit Tong, a resident of Singapore.
(19) Prop Trade Ltd. is controlled by Charlote Eilin Tay, a resident of Singapore
(20) Short Trade Ltd. is controlled by Shlomo Noyman, a resident of Israel.
(21) Dr. Alan Shackelford is a US resident and CSO of our wholly-owned subsidiary, One World Cannabis Ltd.

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

Plan of Operations

We are engaged in two distinct business sectors and we may require additional capital to implement our business plan and fund our operations.

Our two distinct business operations are:

(i) continuing to work with GUMI to commercialize and market the Company's Electromagnetic Percussion Device (the "Device"); and
(ii) research and development of Cannabis-based medical products for the treatment of a variety of medical conditions and/or diseases such as PTSD; diabetes; Parkinson disease; epilepsy; prostate cancer; multiple myeloma, psoriasis; and treatment of burns.

In 2008, we acquired the patent for our Device and from 2008 until 2011, we devoted our limited resources and efforts to the development of our Device. During late 2011 and into 2012, we renewed our interest in pursuing development of our Device and, subsequent to our year ended December 31, 2012, we entered into an agreement with GUMI to develop a Device prototype, which was successfully completed. GUMI has completed the manufacture of several commercial models of the Device that GUMI is presently devoting resources to market under the terms of our agreement. We continue to be dependent upon the ability of GUMI to successfully market our Device, which process has started. However, we have not yet derived any revenues from GUMI's on-going marketing efforts, which commenced in late 2013 and are continuing in 2015.

While the Company has relied and will continue to rely upon GUMI's personnel and financial resources for the development, manufacture and marketing of the Company's Device, the Company will utilize the capital it recently raised to fund OWC's business including the assembly of a professional team of highly-qualified medical/scientific experts together with experienced management and marketing executives to develop and grow OWC's business.

Our goal is to become an industry leader in the research and development of cannabidiol-based medical drugs and treatments. To achieve our goal, we plan to focus our activities on the following areas:

Research and Development

Our focus is to actively participate with leading Israeli hospitals and institutions in studies and clinical trials designed to develop cannabis-based products, sometimes referred to as "Prospect Products" for the treatment of various diseases and medical conditions. These efforts will include the cultivation of new Cannabis strains aimed at specific medical conditions in patients such as stage of disease and patient characteristics.

We will continue to center our research and development on Cannabis-based Prospect Products, in order to distinguish our Prospect Products from unrefined herbal cannabis products and their derivatives that are now being used by other medical practitioners and companies in our industry.

Unlike other companies, we will not engage in the preparation, production and distribution of unrefined and non-standardized forms of herbal cannabis-related products for clinical testing or medical use. Most herbal cannabis products are inexact in dosing and administration and are not consistent in effect.

Our Prospect Products will be tested in controlled, pre-clinical and clinical studies conducted at leading Israeli hospitals and scientific institutions, adhering to strict protocols so as to comply will all applicable of regulatory authorities.

In order to obtain the requisite regulatory approvals for our Prospect Products, all human clinical testing will be conducted in collaboration with our university and hospital partners.

Our research and development efforts will also focus on creating new Prospect Products in custom combinations from extracted cannabinoids, for initial testing at the pre-clinical level. Our research and development plan is for the initial, custom-made strains of our Prospect Products to be scientifically analyzed through our relationships with our respected research organization partners. The most promising Cannabis-based Prospect Products in each disease category will be used in human clinical trial phase I (safety), phase II (efficacy over time-limited), and phase III (efficacy over time with full subject enrollment).

We will be working closely with local, national and international regulatory agencies in Israel, the U.S., Europe and in South America and Asia for the purpose of providing access to our Cannabis-based Prospect Products and therapies to patients in need of new treatments for life threatening and debilitating conditions as well as improving quality of life for those with long-term illnesses.

There can be no assurance of our ability to generate revenues or profits. Extensive clinical trials establishing the safety and efficacy of our Cannabis-based Prospect Products treating our targeted medical conditions and/or diseases is necessary and the length of time needed to establish the safety and efficacy as well as the competitive, cost-effective benefits, if any, of our Prospect Products cannot be assured.

Regional and International Promotion of Cannabis Research

OWC's facilities in Petach Tikva Israel serve as the center for our research and development activity in coordination with the studies and trials being conducted with several Israeli hospitals and universities. We also intend to establish additional research centers outside of Israel for the purpose of collaborating in Cannabis-based medical research with other hospital and research institutes.

Under the direction of Drs. Yehuda Baruch and Alan Shackelford, OWC's management team is working with its research partners to identify and prioritize investigations into several health-related medical conditions they believe will respond positively to our Cannabis-based Prospect Products. As in Israel, we will select those of our Prospect Products that we deem most effective after initial testing for further clinical studies to verify the results and to determine specific quantitative parameters for the commercialization of our Cannabis-based Prospect Products.

Government and Public Agency Consulting

Our initial activities will be focused on the United States and on the European Community countries that have not yet passed legislation to fully legalize medical Cannabis. By working with governments and public agencies to establish the infrastructure necessary for the safe care and management of patients using our Cannabis-based medical products generally and our Prospect Products specifically, we believe that we will be able to raise awareness in the medical community and the public at large of the efficacy of cannabis-based treatments. We believe that these efforts will assist in promoting the establishment of national, regional and local programs beyond Israel to encourage the legalization of cannabis for medical purposes and the use of our Cannabis-based Prospect Products.

OWC will assist in the creation of programs tailored to meet the specific medical needs of a given market. This includes the development of a regulatory framework and operating infrastructure. OWC's team of experts also have vast experience in developing the training programs for physicians, caregivers, and researchers that are essential to the establishment of a successful, patient-focused medical cannabis program.

In furtherance of our plans, we may, in the future, consider strategic acquisitions and joint ventures as well as other projects to grow our business activities including but not limited to: product licensing and royalty agreements, consulting, and strategic alliances to support our Cannabis-based Prospect Product development. However, there can be no assurance that this strategy will be successful in generating any revenues or growing out business.

Based upon our cash position of $1,469,267 at December 31, 2014, we believe that we may need to raise additional capital, either equity or debt prior to the end of fiscal 2015 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

Our Strengths

Notwithstanding the fact that we have only commenced our Cannabis-based Prospect Products in about mid 2014 and have not yet generated any revenues from this endeavor, we believe that we offer the following key distinguishing characteristics in our approach to develop and commercialize our Cannabis-based Prospect Products:

• Our two leading medical professionals are recognized world-leaders in medical cannabis treatments;
• Our ability to obtain very quickly an approved Helsinki protocol (IRB) between 3-9 months each;
• We applied for internal review board (IRB) approval to the multiple myeloma study. We expect to obtain the approval during Q1 of 2015. We plan to apply for IRB approval of five other studies in 2015;
• We have already filed five provisional patent applications with the USPTO;
• Collaborations with major Israeli Hospital and research institutes. We have entered into a collaboration agreement with Sheba Medical Center in Israel to research a treatment for multiple myeloma, a highly treatment-resistant form of bone marrow cancer. We expect to enter into additional collaboration agreements by the end of fiscal 2015;
• Strong competitive position in a highly specialized and regulated field. Several members of our leadership team have been in involved in similar business ventures for over ten years. We have a fully integrated in-house research and development organization, regulatory capabilities and commercial and marketing expertise; and
• Highly experienced management team and network of leading scientists. We believe that our business development and science team is uniquely positioned to benefit from the significant potential within the field of cannabidiol-based research in which we have developed expertise during over 15 years of research and business development conducted by Drs. Yehuda Baruch and Alan Shackelford. Our science team collaborates with a broad network of other leading scientists in the Cannabis research field.

Our Strategic Alliances and Collaborations

To date, we have entered into a collaboration agreement with Sheba Academic Medical Center, the largest hospital in Israel and in the Middle East. Within the framework of a new collaboration agreement, the Company will initiate two studies; one on multiple myeloma and one on psoriasis, starting with a basic science on multiple myeloma cells.

We are in the process of finalizing additional collaboration agreements with other research institutes for several additional studies and clinical trials.

Results of Operations during the year ended December 31, 2014 as compared to the year ended December 31, 2013

We have not generated any revenues during the years ended December 31, 2014 and 2013. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During 2014, we incurred a net loss of $5,070,673 due to expenses consisting of general and administrative expenses of $4,873,223, research and development expenses of $160,325, interest expenses of $3,185, interest income of $94 and amortization of debt discount of $34,034 compared to a net loss of $318,310 due to general and administrative expenses of $231,336, interest expenses of $15,941 and amortization of debt discount of $71,033 during the year ended December 31, 2013.

Our general and administrative expenses increased by $4,641,887 during the year ended December 31, 2014 as compared to the same period in the prior year mainly due to $3,857,136 in expenses related to warrant valuations. During the year ended 2014, we incurred $160,325 in research and development expenses as compared to no such expenses in 2013. During the twelve months ended December 31, 2014, our interest expense was $3,185 as compared to $15,941 in the same period in the prior year, which decrease by $12,756 or 80% was mainly due to the conversion of convertible notes during the year 2014. We received $94 in interest income during 2014 compared to no interest income in 2013. During the year 2014, our amortization of debt discount expenses decreased by 52% from $71,033 in 2013 to $34,034 or by $36,999 due to the conversion of convertible notes into equity during the year 2014.

Our net loss during the year ended December 31, 2014 was $5,070,673 as compared to a net loss of $318,310 in the same period in the prior year.

Our comprehensive net loss in 2014 was $5,064,188, adjusted by $6,485 due to foreign currency translation adjustments as compared to $318,310 in 2013 and no adjustments.

Liquidity and Capital Resources

On December 31, 2014, we had total assets of $1,522,812 consisting of $1,469,267 in cash, $24,091 in other assets and property and equipment valued at $29,454 compared to total assets of $2,469 as of December 31, 2013, all of which was in cash. On December 31, 2014, we had total liabilities of $60,304 consisting of $16,523 in accounts payable, $43,643 in accrued expenses and $138 in advances and accounts payable to related parties.

On December 31, 2013, we had total liabilities of $128,179 consisting of $4,000 in accrued expenses, accrued interest of $13,863, $28,436 in advances and accounts payable to related parties and $81,880 in convertible notes.

We had positive working capital of $1,433,054 at December 31, 2104 as compared to negative working capital of $125,710 at December 31, 2013. Our accumulated deficits as of December 31, 2014 and 2013 were $5,893,878 and $823,205, respectively.

We used $602,404 in our operating activities during the year 2014, which was due to a net loss of $5,070,673 offset by increases in amortization of debt discount of $34,034, depreciation expenses of $2,740, non-cash compensation expenses valued at $567,716, warrants issued for services valued at $3,857,136, increase in accounts payable to related party of $138, increase in accounts payable of $16,519, increase of accrued expenses of $14,076 and decrease in other current assets of $24,090.

We used $91,801 in our operating activities during the year 2013, which was mainly due to a net loss of $318,310 offset by increases in amortization of debt discount of $71,033, non-cash compensation expenses valued at $28,000, warrants issued for services valued at $107,074 and an increase in accounts payable and accrued liabilities by $20,402.

We used $32,194 in the year 2014 to purchase property and equipment. We had no investing activities in 2013.

Our financing activities in 2014 provided us with $2,094,912 due to $2,066,476 in proceeds from issuance of common stock and proceeds of $14,500 from debt borrowings. We repaid $14,500 in debt during 2014 and had debt forgives of $28,436.

We financed our negative cash flow from operations in 2013 through proceeds from issuance of common stock in the amount of $55 and proceeds from the issuance of convertible notes of $86,114, representing total cash generated by financing activities of $86,169.

During the year 2014, the Company issued 13,263,300 shares of common stock in connection with the conversion of $81,880 in debt outstanding.

Based upon our cash position of $1,469,267 at December 31, 2014, we believe that we may need to raise additional capital, either equity or debt prior to the end of fiscal 2015 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2014 and 2013, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2014and 2013, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
OWC Pharmaceutical Research Corp.

Petach Tikva, Israel

We have audited the accompanying consolidated balance sheets of OWC Pharmaceutical Research Corp. (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statement of changes in stockholders’ equity (deficit) and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OWC Pharmaceutical Research Corp. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company suffered a net loss from operations and has no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 31, 2015

OWC Pharmaceutical Research Corp.
(formerly Dynamic Applications Corp.)
Consolidated Balance Sheets
At December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,469,267	$2,469
Other current assets	24,091	-
Total current assets	1,493,358	2,469

Property and equipment, net	29,454

Total Assets	$1,522,812	$2,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$16,523	$-
Accrued expenses	43,643	4,000
Accrued interest	-	13,863
Advances and accounts payable to related parties	138	28,436
Convertible notes payable, net of discount	-	81,880
Total current liabilities	60,304	128,179

Total liabilities	60,304	128,179

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
78,429,241 and 21,641,450 issued and outstanding at December 31, 2014 and 2013, respectively	784	217
Additional paid in capital	8,000,847	697,278
Common stock subscription receivable	(651,730)	-
Accumulated deficit	(5,893,878)	(823,205)
Accumulated other comprehensive income	6,485	-
Total stockholders' equity (deficit)	1,462,508	(125,710)
Total Liabilities and Stockholders' equity (deficit)	$1,522,812	$2,469

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
(formerly Dynamic Applications Corp.)
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

Revenues	$-	$-

Expenses:
General and administrative	4,873,223	231,336
Research and development	160,325	-

Loss from operations	(5,033,548)	(231,336)

Other income (expense):
Interest expense	(3,185)	(15,941)
Interest income	94	-
Amortization of debt discount	(34,034)	(71,033)
Total other (expense)	(37,125)	(86,974)
Total costs and expenses	(5,070,673)	(318,310)

Net loss before income taxes	(5,070,673)	(318,310)
Income tax	-	-

Net loss	$(5,070,673)	$(318,310)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.10)	$(0.02)

Weighted average shares outstanding (basic and diluted)	52,209,962	18,981,066

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
(formerly Dynamic Applications Corp.)
Consolidated Statements Comprehensive Loss
For the Years Ended December 31, 2014 and 2013

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

Net loss	$(5,070,673)	$(318,310)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,485	-
Total other comprehensive income, net of tax	6,485	-

Comprehensive loss	$(5,064,188)	$(318,310)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
(formerly Dynamic Applications Corp.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2014 and 2013

						Accumulated	Total
	Common		Additional	Subscription	Accumulated	Other	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive	Deficit
Balance at December 31, 2012	15,829,450	$157	$424,474	$-	$(504,895)	$-	$(80,263)
Fair value of warrants issued for services	-	-	107,074	-	-	-	107,074
Impact of beneficial conversion feature	-	-	86,114	-	-	-	86,114
Stock issued upon conversion of debt and accrued interest	5,162,000	52	51,568	-	-	-	51,620
Stock issued for services	100,000	1	27,999	-	-	-	28,000
Stock issued due to exercise of warrants for cash	550,000	6	49	-	-	-	55
Net loss	-	-	-	-	(318,310)	-	(318,310)
Balance at December 31, 2013	21,641,450	$217	$697,278	$-	$(823,205)	$-	$(125,710)
Fair value of warrants issued for services	-	-	3,857,136	-	-	-	3,857,136
Stock issued upon conversion of debt and accrued interest	13,263,300	133	132,509	-	-	-	132,642
Forgiveness of indebtedness to former related party	-	-	28,436	-	-	-	28,436
Stock issued for services	6,995,416	70	567,647	-	-	-	567,716
Stock issued for cash at $0.005	4,700,000	47	23,453	-	-	-	23,500
Stock issued for cash at $0.05	13,034,585	130	651,600	(651,730)	-	-	-
Stock issued for cash at $0.09	12,936,662	129	1,164,171	-	-	-	1,164,300
Stock issued for cash at $0.15	5,857,828	59	878,617	-	-	-	878,676
Other comprehensive income	-	-	-	-	-	6,485	6,485
Net loss	-	-	-	-	(5,070,673)	-	(5,070,673)
Balance at December 31, 2014	78,429,241	$784	$8,000,847	$(651,730)	$(5,893,878)	$6,485	$1,462,508

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

OWC Pharmaceutical Research Corp.
(Formerly Dynamic Application Corp.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(5,070,673)	$(318,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	34,034	71,033
Depreciation	2,740	-
Common stock issued for services	567,716	28,000
Fair value of warrants issued for services	3,857,136	107,074
Changes in net assets and liabilities:
(Increase) decrease in current assets	(24,090)	-
Accounts payable - related party	138	-
Increase (decrease) in accounts payable	16,519	-
Increase (decrease) in accrued expenses	14,076	20,402
Cash used in operating activities	(602,404)	(91,801)

Cash flow from investing activities:
Purchase of equipment	(32,194)	-
Cash used in investing activities	(32,194)	-

Cash flow from financing activities:
Contributed capital - debt forgiven	28,436	-
Proceeds from issuance of common stock	2,066,476	55
Proceeds of debt borrowings	14,500	86,114
Principal payments	(14,500)	-
Cash provided by financing activities	2,094,912	86,169

Foreign currency translations	6,485	-

Change in cash	1,466,798	(5,632)
Cash - beginning of period	2,469	8,101
Cash - end of period	$1,469,267	$2,469

Supplement cash flow information:
Non-cash transactions:
Debt discount arising from beneficial conversion feature	$-	$82,614
Debt and accrued interest converted into equity	$132,642	$51,620

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
 (Formerly Dynamic Applications Corp.)
Notes to Consolidated Financial Statements
December 31, 2014

Note 1. The Company and Significant Accounting Policies

Organizational Background: OWC Pharmaceutical Research Corp. ("OWC Pharmaceutical Research" or the "Company") is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on March 7, 2008. The business plan of the Company is to develop a commercial application of the design in a patent of a "Electromagnetic percussion device" which is a device intended to provide an electromagnetic percussion hammer. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of OWC Pharmaceutical Research were prepared from the accounts of the Company under the accrual basis of accounting.

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

Development Stage

On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10, which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

Principles of Consolidation: The 2014 financial statements include the accounts of OWC Pharmaceutical Research Corp. and its wholly owned subsidiary One World Cannabis, Inc. (OWC). All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2014 or December 31, 2013.

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

Foreign Currency: Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of other comprehensive income (loss) within stockholders' equity.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2014 and December 31, 2013 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2014 and December 31, 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At December 31, 2014 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 , which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 2. Stockholders' Equity

Transactions in our Common Stock

Stock Issued upon conversion of debt: On February 28, 2014 we issued 13,084,000 shares of our common stock in settlement of $114,414 in convertible note payable plus associated accrued interest of $16,435. The conversion occurred within the terms of the promissory note and no gain or loss resulted. On July 1, 2014 we issued 179,300 shares of our common stock in settlement of $1,500 in convertible note payable plus associated accrued interest of $293. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

On June 19, 2013 we issued 5,162,000 shares of our common stock in settlement of $40,000 due to a former related party plus associated accrued interest of $11,620. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Stock Issued for services: During the year ended December 31, 2014 we issued 595,416 shares of our common stock to two unrelated parties (400,000 shares) and to the Company's CFO (195,416 shares) as payment for services. We also issued 400,000 shares to two former officers and directors of the company as part of a severance agreement. The shares were valued at the closing price as of the date of the agreements (ranging from $0.25 to $0.28) and resulted in full recognition of $155,716 and $112,000, respectively, in consulting services expense. We also issued 6,000,000 shares of our common stock to six unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $300,000 in consulting services expense.

On June 3, 2013 we issued 100,000 shares of our common stock as payment for services. The share were valued at the closing price as of the date of the agreement and resulted in recognition of $28,000 in consulting services expense for the year ended December 31, 2013.

Stock Issued for cash: We raised capital through four different private placements of common stock in 2014.

- We sold 4,700,000 shares to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500.

- We sold 13,034,585 shares through a placement of common stock. Those shares were sold to nine investors for the offering price of $0.05 per share resulting in proceeds of $651,730. As of December 31, 2014,the proceeds of this offering are carried as subscriptions receivable.

- We sold 12,936,662 common shares through a placement of common stock units. Those units were sold to twenty-two investors for the offering price of $0.09 per share resulting in proceeds of $1,164,300. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable at $0.16 and expire one year from the date of issuance. The relative fair value of the common stock component and warrants (based on the Black-Scholes option pricing model) was estimated $340,758 and $823,542, respectively. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10% - 0.11%; expected volatility of 249%, and warrant term of one year.

- We sold 5,857,828 common shares through a placement of common stock units. Those units were sold to fifteen investors for the offering price of $0.15 per share resulting in proceeds of $878,676. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable at $0.25 and expire one year from the date of issuance. The relative fair value of the common stock component and warrants (based on the Black-Scholes option pricing model) was estimated to be $373,706 and $504,970, respectively. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 249%, and warrant term of one year.

A summary of the offerings is as follows:

Offering:	Common Stock Subscribed	Proceeds	Warrants	Exercise Price	Term
$0.005 per share	4,700,000	23,500	-	-	-
$0.05 per share	13,034,585	651,730	-	-	-
$0.09 per unit	12,936,662	1,164,300	12,936,662	0.16	1 year
$0.15 per unit	5,857,828	878,676	5,857,828	0.25	1 year

Warrants

Warrants Issued for services: During the year ended December 31, 2014 we issued 14,350,000 common stock warrants. 350,000 of those warrants valued at $82,640 were granted to former related parties while 14,000,000 warrants valued at $3,774,496 were granted for services provided by unrelated parties. The fair value of the warrants was estimated at the date of grant using the Black-Sholes-Merton pricing model. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.47% to 0.49%; expected volatility of 241%, and warrant term of two years. In conjunction with the 2014 unit offerings the Company issued a total of 18,794,490 warrants to purchase up to 18,794,490 shares of common stock at $0.16 - $0.25 per share.

In 2013, the Company recorded $107,074 in expenses related to 600,000 vested warrants previously granted to GUMI Tel Aviv Ltd. The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock were as follows: the estimated volatility of the Company's common stock used in the Black-Scholes option pricing model was 318%, the exercise price and the risk free interest rate used were $0.05 and 0.36%, respectively. All warrants were fully vested at December 31, 2013.

In 2013, we issued one promissory note for $20,000 that was accompanied by 550,000 detachable warrants (the L&L warrants). The warrants were valued using the Black-Scholes option pricing model. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock on the date of grant, the estimated volatility of the Company's common stock (194%), the exercise price of $0.00001 and the risk free interest rate of .11%. On May 9, 2013 all 550,000 L&L warrants were exercised for total cash proceed of $55.

Note 3. Related Party Transactions not Disclosed Elsewhere.

Due Related Parties: Amounts due related parties consist of corporate reinstatement and regulatory compliance expenses paid directly by a director of the company and unpaid compensation. Such items totaled $28,436 at December 31, 2013. In 2014 these advance were forgiven and resulted in a $28,436 addition to paid-in capital.

Note 4. Notes Payable.

Unsecured Notes Payable with no Conversion Rights

During 2014 the Company signed a series of three new unsecured promissory notes with unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The notes were paid in full in 2014.

Unsecured Notes Payable with Conversion Rights

On February 28, 2014 eleven holders of convertible notes with an aggregate principal balance of $114,414 and accrued interest of $16,435 converted their notes and accrued interest into 13,084,000 shares of common stock. Upon conversion, $20,495 of unamortized discount arising from the previously recorded beneficial conversion feature was recognized as additional interest expense. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

For the year ended December 31, 2014 the Company has recognized $2,923 in accrued interest expense related to all notes and has amortized $34,034 of the beneficial conversion feature. In addition to which has also been recorded as interest expense. As of December 31, 2014 all notes and related accrued interest have been paid through the issuance of 13,263,300 shares of common stock.

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

Note 5. Future Commitment and Issuance of Warrants.

During 2014, the Company signed advisory services agreements with officers of its subsidiary pursuant to which the officers are entitled to 51,785,417 options to be granted if and when our subsidiary achieves 3 milestones. As of March 31, 2015, none of the milestones has been achieved and therefore no options have vested.

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

Note 6. Going Concern.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 7. Subsequent Events.

There were no subsequent events following the period ended December 31, 2014 and throughout the date of the filing of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N/A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2014.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2014. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our directors was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Date Became Executive Officer
Mordechai Bignitz	64	Chief Executive Officer and Chairman	07/2014
Shmuel De-Saban	49	Chief Financial Officer	06/2014

Mordechai Bignitz, age 64, Chief Executive Officer and Chairman. Mr. Bignitz has over 30 years of experience in investment banking specializing in all aspects of the planning, negotiation and execution of both domestic and international transactions. Over the same period, Mr. Bignitz has had extensive experience in the management of investments and financial systems, accounting and taxation. During the past five years, he has served as a director of the following public companies: Arad Investment & Industrial Development Ltd since February 2014, traded on the Tel-Aviv Stock Exchange ("TASE"); Globe Exploration Limited Partnership since July 2013, traded on the TASE; Ellomay Capital Limited since 2011, engaged in investments in energy and infrastructures and traded on the NASDAQ and TASE; Israel Financial Levers Ltd, since 2012, engaged in the real estate business and traded on the TASE; Ablon Group Ltd from 2011 to 2013, engaged in the real estate business and traded on the London Stock Exchange; Leader Holdings & Investments Ltd from 2007 to 2010, an investment company traded on the TASE; and Leader Capital Markets, from 2006 to 2010, an underwriter and brokerage firm traded on the TASE.

The Registrant believes that Mr. Bignitz's many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had far greater resources and operating history than the Registrant, and renders him highly qualified to serve on the Registrant's CEO and Chairman.

Shmuel De-Saban, age 49, Chief Financial Officer. During the past five years, Mr. De-Saban, a CPA, has operated his own accounting firm providing complete accounting services to clients including the establishment of internal management reports, examining all corporate systems such as: (i) purchase management (inventory and procurement planning); (ii) cash flow, work plans, annual budgets, and monthly analysis of performance against budget; and (iii) establishment of working procedures, among other related accounting services. Mr. De-Saban's firm has represented both Israeli and international clients engaged in manufacturing, services, retail, food industry services, construction professionals, hi-tech research and development, programming, importers, exporters, foreign and domestic residents, real estate, financial services and healthcare.

Mr. De-Saban studied for a Bachelor's Degree in Economics from Tel-Aviv University and a degree as a CPA from Bar Ilan University, Israel.

The Registrant believes that Mr. De-Saban's many years of experience in the accounting in a variety in industries, all of which have had far greater resources and operating history than the Registrant, and renders him highly qualified to serve on the Registrant's CFO.

Director Independence.

In determining whether or not our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that our sole director, Mr. Bignitz is not independent.

NASDAQ Rule 4200.

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

Directors' Term of Office.

Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee.

We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Code of Ethics.

We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the fourth quarter of 2014.

Potential Conflicts of Interest.

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

Board's Role in Risk Oversight.

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

Involvement in Certain Legal Proceedings.

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Compliance.

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its CEO and CTO and ten percent (10%) shareholders have filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2014, 2013 and 2012.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	(#) (5)	(#)	($)

Mordechai Bignitz, CEO and Chairman (1)	2014	3,000	---	---	---	---	---
Shmuel De-Saban, CFO (2)	2014	---	---	---	195,416	662,500	---
Ori Goore, former CEO and CFO (3)	2014	---	---	---	250,000	150,000	---
	2013	---	---	---	---	---	---
	2012	---	---	---	---	---	---
Eli Gonen, former Chairman (4)	2014	---	---	---	150,000	200,000	---
	2013	---	---	---	---	---	---
	2012	---	---	---	---	---	---

(1) Mr. Bignitz was appointed the CEO and Chairman on July 15, 2014 and receives compensation of $1,000 per month commencing November 1, 2014 pursuant to his services agreement.
(2) Mr. De-Saban was appointed the CFO on June 16, 2014. Mr. De-Saban signed a services agreement pursuant to which he was issued 195,416 restricted shares upon signing the agreement and 662,500 options, which will vest if OWC achieves certain milestones. As of March 31 2015, none of the milestones has been achieved and therefore no options have vested.
(3) Mr. Goore became the Company's CEO and director in February 2009 and received no compensation for serving as CEO and director. Mr. Goore resigned as CEO on July 15, 2015 to pursue other business opportunities. In connection with his resignation and signing of a mutual release, Mr. Goore received 250,000 restricted shares and was granted 150,000 options at an exercise price of $0.14 per shares with an expiration date of July 15, 2016.
(4) Mr. Gonen became the Company's Chairman February 2009 and received no compensation for serving as Chairman. Mr. Gonen resigned as Chairman July 15, 2015 to pursue other business opportunities. In connection with his resignation and signing of a mutual release, Mr. Gonen received 150,000 restricted shares and was granted 200,000 options at an exercise price of $0.14 per shares with an expiration date of July 15, 2016.
(5) The restricted stock awards were granted in connection with services agreements with our current management and separation agreements with former management.

Option Grants

In connection with Mr. De-Saban's, services agreement, as supplemented on October 2, 2014, the Company agreed to grant Mr. De-Saban options to purchase 662,500 shares at an exercise price of $0.01, which options expire on October 1, 2018. These options will vest only if the Company's wholly-owned subsidiary OWC achieves certain milestones. As of March 31 2015, no milestone has been achieved and no options have vested.

In connection with the resignation and signing of a mutual release and separation agreement by Mr. Goore, he was granted 150,000 options at an exercise price of $0.14 per shares with an expiration date of July 15, 2016.

In connection with the resignation and signing of a mutual release separation agreement by Mr. Gonen, he was granted 200,000 options at an exercise price of $0.14 per shares with an expiration date of July 15, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ended December 31, 2014 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we have services/employment agreements with our CEO and CFO. Our CEO also serves as the sole director for no additional compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following tables set forth certain information concerning the number of shares of the Corporation's Common Stock owned beneficially as of the Record Date by: (i) each person (including any group) known to us to own more than five (5%) percent of any class of its voting securities; (ii) each of the Corporation's directors and each of its named executive officers (as defined under Item 402(m)(2) of Regulation S-K), including directors and officers of OWC, the Corporation's wholly-owned Israeli subsidiary; and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

As of March 31, 2015, the Registrant had 80,592,403 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Mordechai Bignitz, CEO and Chairman	0	0.00%
7 Jacobtinsky Street, Ramat Gan 52520, Israel
Shmuel De-Saban, CFO	195,416	0.25%
215 Jaffa Street, Jerusalem, Israel
Ziv Turner, CEO of OWC	2,104,480	2.61%
Shaham 22 Street, Petach Tikva 49181, Israel
Dr. Alan Shackelford, CSO of OWC	5,134,375	6.37%
2257 South Broadway, Denver, CO 80210
Jacky Shenker	8,000,000	9.93%
78 Uziel Street, Jerusalem, Israel
Director and Officer (4 person) (2)	7,434,271	9.22%

All Directors and Officers as a group (5 persons), including those of the Registrant's wholly-owned subsidiary, One World Cannabis Ltd own 7,434,271shares.

(1) Applicable percentage ownership is based on 80,592,403 shares of Common Stock outstanding as of March 31, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes officers of the Registrant's wholly-owned Israeli subsidiary, One Word Cannabis Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

Certain Related Party Transactions

Related Party Transactions in 2013: Amounts due related parties consist of corporate reinstatement and regulatory compliance expenses paid directly by a director of the company and unpaid compensation. Such items totaled $28,436 at December 31, 2013. The advances are not formalized by a written agreement and do not carry a specific date of payment and are non-interest bearing. As of December 31, 2014, we owed $138 to a related party.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Disclosure of Commission Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by the Delaware corporate law and our Bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933, as amended. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Act is against public policy as expressed in the Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court's decision.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC (“MK")  as independent public accountant for the fiscal year ended December 31, 2014 and 2013.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by MK during those periods.
	Year Ended	Year Ended
	December 31, 2014	December 31, 2012
Audit fees (1)	$9,250	$9,250
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

Exhibit	Description of Exhibit
3.1	Articles of Incorporation, filed with the Company's Form 10-12G/A on April 10, 2014.
3.2	Bylaws, filed with the Company's Form 10 on November 21, 2012.
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher, filed with the Company's Form 10-12G/A on April 10, 2014.
10.2(a)	Convertible Note, as amended, between the Company and Sheer Trust, filed with the Company's Form 10-12G on February 28, 2013.
10.2(b)(a)1	Convertible Note, as amended, between the Company and Mediouni, filed with the Company's Form 10 on May 13, 2013
10.2(c)(a)	Convertible Note, as amended, between the Company and Shonfeld, filed with the Company's Form 10 on May 13, 2013
10.2(d)(a)1	Convertible Note, as amended, between the Company and Silverman, filed with the Company's Form 10 on May 13, 2013
10.2(e)(a)	Convertible Note, as amended, between the Company and Oofliam LLC, filed with the Company's Form 10 on May 13, 2013
10.2(f)(a)2	Convertible Note, as amended, between the Company and Mediouni, filed with the Company's Form 10 on May 13, 2013
10.2(g)(a)2	Convertible Note, as amended, between the Company and Silverman, filed with the Company's Form 10 on May 13, 2013
10.3	Agreement between the Company and Nickelshpur and CV, filed with the Company's Form 10-12G on February 28, 2013.
10.4	Agreement between the Company and Sensoil Ltd, dated April 17, 2013, filed with the Company's Form 10-12G/A on April 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

OWC PHARMACEUTICAL RESEARCH CORP.
By: /s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 31, 2015

By: /s/ Shmuel De-Saban
Shmuel De-Saban
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 31, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mordechai Bignitz
Mordechai Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 31, 2015