Form 10-Q
period 2015-03-31
OWC Pharmaceutical Research Corp.
filed 2015-05-15
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number 0-54856

OWC PHARMACEUTICAL RESEARCH CORP.
(Exact Name of Registrant in its Charter)

Delaware	98-0573566
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

22 Shaham Steet, P.O. Box 8324, Petach Tikva, 4918103, Israel
(Address of Registrant’s Principal Executive Offices and Principal Place of Business)

Registrant's Telephone Number, Including Area Code: Phone: +972 (0) 3-758-2657

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

On April 15, 2015, the Registrant had 79,229,273 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC Pharmaceutical Research Corp.
Consolidated Balance Sheets
At March 31, 2015 and December 31, 2014

	March 31, 2015
	(Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$1,165,638	$1,469,267
Other current assets	-	24,091
Total current assets	1,165,638	1,493,358

Property and equipment, net	28,903	29,454

Total Assets	$1,194,541	$1,522,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$37,309	$16,523
Accrued expenses	2,949	43,643
Advances and accounts payable to related parties	-	138
Total current liabilities	40,258	60,304

Total liabilities	40,258	60,304

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
79,729,273 and 78,429,241 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	797	784
Additional paid in capital	8,052,175	8,000,847
Common stock subscription receivable	(651,730)	(651,730)
Subscription payable	50,000	-
Accumulated deficit	(6,298,486)	(5,893,878)
Accumulated other comprehensive income	1,527	6,485
Total stockholders' equity	1,154,283	1,462,508
Total liabilities and stockholders' equity	$1,194,541	$1,522,812

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three months	For the three months
	ended March 31, 2015	ended March 31, 2014

Revenues	$-	$-

Expenses
General and administrative	305,479	472,142
Research and development	99,124	-

Loss from operations	(404,603)	(472,142)

Other income (expense):
Amortization of debt discount	-	(36,871)
Total other expense	-	(36,871)
Total costs and expenses	(404,603)	(509,013)

Net loss before income taxes	(404,603)	(509,013)
Income tax	-	-

Net loss	$(404,603)	$(509,013)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.02)

Weighted average shares outstanding (basic and diluted)	79,729,241	29,358,306

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements Comprehensive Loss
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three months	For the three months
	ended March 31, 2015	ended March 31, 2014

Net loss	$(404,603)	$(509,013)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,958)	-
Total other comprehensive income, net of tax	(4,958)	-

Comprehensive loss	$(409,561)	$(509,013)

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three months	For the three months
	ended March 31, 2015	ended March 31, 2014

Cash flows from operating activities:
Net loss	$(404,603)	$(509,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	34,034
Depreciation	2,181	-
Common stock issued for services	500	455,430
Fair value of warrants issued for services	10,839	-
Changes in net assets and liabilities:
(Increase) decrease in other current assets	24,090	-
Accounts payable - related party	(138)	-
Increase (decrease) in accounts payable	20,788	-
Increase (decrease) in accrued expenses	(40,697)	2,837
Cash used in operating activities	(387,040)	(16,712)

Cash flow from investing activities:
Purchase of equipment	(1,630)	-
Cash used in investing activities	(1,630)	-

Cash flow from financing activities:
Proceeds from issuance of common stock	90,000	8,750
Proceeds of debt borrowings	-	14,500
Cash provided by financing activities	90,000	23,250

Foreign currency translation	(4,958)	-

Change in cash	(303,628)	6,538
Cash - beginning of period	1,469,267	2,469
Cash - end of period	$1,165,638	$9,007

Supplement cash flow information:
Non-cash transactions:
Debt and accrued interest converted to equity	$-	$130,849

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Notes to Unaudited Interim Consolidated Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background:   OWC Pharmaceutical Research Corp. ("OWCP" or the "Company") is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008.

The Company is engaged in two distinct business activites: (i) work with GUMI to commercialize and market the Company's Electromagnetic Percussion Device (the "Device"); and (ii) research and development of Cannabis-based medical products for the treatment of a variety of medical conditions and/or diseases such as multiple myeloma, psoriasis, PTSD, migraines and a unique delivery system.

The accompanying financial statements of OWCP were prepared from the accounts of the Company under the accrual basis of accounting.

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

Principles of Consolidation:   The financial statements include the accounts of OWC Pharmaceutical Research Corp. and its wholly owned subsidiary One World Cannabis, Inc. (OWC). All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2015 and December 31, 2014 and the year then ended on a recurring basis:

Fair Value Measurements at March 31, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At March 31, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16 - Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17 - Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2014 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

Recent Issuances of Common Stock - for the Period Ended March 31, 2015:

Stock Issued for cash: In February of 2015, we sold 800,000 shares to one investor for the offering price of $0.05 per share that resulted in total proceeds of $40,000. During 2015 the first quarter of 2015, we also received $50,000 through a placement of common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. On February 16, 2015, we issued 500,000 shares for consulting services valued at $500 based on the fair market value of the stock on the date of issuance. These shares were subsequently cancelled in April 2015.

Historical Activity in 2014:

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

Stock Issued for Services: During the interim period ended September 30, 2014 we issued 300,000 shares of our common stock to an unrelated party as payment for services. We also issued 400,000 shares to two former officers and directors of the company as part of a severance agreement. The shares were valued at the closing price as of the date of the agreements ($0.25 and $0.28, respectively) and resulted in full recognition of $187,000 in consulting services expense. During the interim periods ended on or before June 30, 2014 we issued 9,208,600 shares of our common stock to seven unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $481,430 in consulting services expense. In June we cancelled 3,108,600 of these shares valued at $155,430 resulting in $305,000 in consulting expense through September 30, 2014.

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

Warrants

In February, 2015 we issued 64,935 warrants for services. The warrants are exercisable at $0.25 and expire February 23, 2016. We used the Black-Scholes-Merton pricing model and inputs described below to estimate the fair value of $10,839. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10% - 0.11%; expected volatility of 242%, and warrant exercise periods based upon the stated terms.

3. Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: We had no related party transactions during the first quarter of 2015. Amounts due related parties totaled $0 at March 31, 2015 and $138 at December 31, 2014, respectively.

4. Notes Payable

Unsecured Notes Payable With No Conversion Rights

During 2014 the Company signed a series of three new unsecured promissory notes with unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The notes were paid in full in 2014.

Unsecured Notes Payable With Conversion Rights

In February 28, 2014 eleven holders of convertible notes with an aggregate principal balance of $114,414 and accrued interest of $16,435 converted their notes and accrued interest into 13,084,000 shares of common stock. Upon conversion, $34,034 of unamortized discount arising from the previously recorded beneficial conversion feature was recognized as additional interest expense. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

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

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

On April 21, 2015, we cancelled 500,000 shares previously issued for consulting services.

There were no additional subsequent events following the period ended March 31, 2015 and throughout the date of the filing of Form 10-Q.

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

Our two distinct business operations are:

(i) continuing to work with GUMI to commercialize and market the Company's Electromagnetic Percussion Device (the "Device"); and
(ii) research and development of Cannabis-based medical products for the treatment of a variety of medical conditions and/or diseases such as multiple myeloma, psoriasis, PTSD, migraines and a unique delivery system.

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

We will utilize the capital it recently raised to fund OWC's business including the assembly of a professional team of highly-qualified medical/scientific experts together with experienced management and marketing executives to develop and grow OWC's business.

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

In April 2015, we received preliminary results on the effect of several combinations of cannabinoil (CBD) and tetrahydrocannabidoil (THC) on multiple myeloma cells. Multiple Myeloma, a cancer of plasma cells, accounts for 10% of all hematologic malignancies. It is the second most common hematologic cancer and represents 1% of all cancer diagnoses and 2% of all cancer deaths.

The basic science phase of the study began during the first quarter of 2015 at Sheba Academic Medical Center Multiple Myeloma Research Lab. Dr. Merav Leiba, Head of Sheba's Multiple Myeloma Outpatient Clinic and Multiple Myeloma Research Lab is leading the study. The company conducts the study in accordance with Sheba's Internal Review Board (IRB) approval. This study is conducted based on a collaboration agreement with the Sheba Academic Medical Center.

On April 22, 2015, we entered into agreement with G.C. Group to develop new formulations and delivery methods targeting several medical indications. Under the terms of the agreement, G.C. Group Ltd., an Israeli pharmaceutical R&D company, engaged in development of a variety of innovative and generic drug products of different types. G.C. Group Ltd. will develop cannabinoid-based oil formulations that will be tested with unique delivery methods.

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

Based upon our cash position of $1,165,638 at March 31, 2015, we believe that we may need to raise additional capital, either equity or debt prior to the end of fiscal 2015 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

Our Strengths

We commenced our business to develop Cannabis-based Products since mid 2014 and have not yet generated any revenues from this endeavor. We believe that we offer the following key distinguishing characteristics in our approach to develop and commercialize our Cannabis-based Prospect Products:

• Our two leading medical professionals are recognized world-leaders in medical cannabis treatments;
• Our ability to obtain very quickly an approved Helsinki protocol (IRB) between 3-9 months each;
• We applied for internal review board (IRB) approval to the multiple myeloma study and to the PTSD study. We have received Sheba Academic Medical Center internal review board (IRB) approval to the multiple myeloma study, and expect to obtain IRB approval to the PTSD study during the second quarter of 2015. We plan to apply for IRB approval of five other studies in 2015;
• We have filed six provisional patent applications with the USPTO;
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

Our Strategic Alliances and Collaborations

To date, we have entered into a collaboration agreement with Sheba Academic Medical Center, the largest hospital in Israel and in the Middle East. Within the framework of a new collaboration agreement, the Company has initiate one study on multiple myeloma and will initiate one on psoriasis.

We are in the process of finalizing additional collaboration agreements with other research institutes for several additional studies and clinical trials.

Results of Operations during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

We have not generated any revenue during the three months ended March 31, 2015 and 2014. We have operating expenses related to general and administrative expenses and research and development expenses. During the three months ended March 31, 2015, we incurred a net loss of $404,603 due to general and administrative expenses of $305,479 and research and development expenses of $99,124 compared to a net loss of $509,013 due to general and administrative expenses of $472,142 and amortization of debt discount of 36,871 during the same period in the prior year.

Our general and administrative expenses decreased by $166,663 or 35% during the three month-period ended March 31, 2015 as compared to the same period in the prior year. During the three month-period ended March 31, 2015, we incurred $99,124 in research and development expenses as compared to no such expenses in the same period in the prior year. During the three month-period ended March 31, 2015, we had no amortization of debt discount expenses as compared to $36,871 during the three months ended March 31, 2014.

Our comprehensive net loss during the three months ended March 31, 2015 was $409,561, adjusted by $4,958 due to foreign currency translation adjustments as compared to $509,013 in the same period in the prior year with no adjustments.

Liquidity and Capital Resources

On March 31, 2015, we had total assets of $1,194,541 consisting of $1,165,638 in cash and equipment valued at $28,903. We had total assets of $1,522,812 as of December 31, 2014, consisting of $1,469,267 in cash, $24,091 in other assets and equipment valued at $29,454.

On March 31, 2015, we had $40,258 in liabilities consisting of $37,309 in accounts payable and $2,949 in accrued expenses. On December 31, 2014, we had total liabilities of $60,304 consisting of $16,523 in accounts payable, $43,643 in accrued expenses and $138 in advances and accounts payable to related parties.

We had positive working capital of $1,125,380 at March 31, 2015 and $1,433,054 at December 31, 2014. Our accumulated deficits as of March 31, 2015 and December 31, 2014 were $6,298,486 and $5,893,878, respectively.

We used $387,040 in our operating activities during the three months ended March 31, 2015, which was due to a net loss of $404,603 offset by depreciation expenses of $2,181, shares issued for services valued at $500, warrants issued for services valued at $10,839, decrease in current assets of $24,090, increase in accounts payable of $20,788, an increase of accrued expenses of $40,697 and a decrease in accounts payable to related party of $138.

We used $16,712 in our operating activities during the three month ended March 31, 2014, which was due to a net loss of $509,013 offset by increases in amortization of debt discount of $34,034, non-cash compensation expenses valued at $455,430 and an increase in accrued expenses of $2,837.

We used $1,630 during the three months ended March 31, 2015 to purchase property and equipment. We had no investing activities in the same period in the prior year.

Our financing activities during the three months ended March 31, 2015 provided us with $90,000 related to proceeds from the issuance of 800,000 shares of common stock and 333,333 warrants.

We financed our negative cash flow from operations during the three months ended March 31, 2014 through proceeds from issuance of common stock in the amount of $8,750 and proceeds from the issuance of convertible notes of $14,500, representing total cash generated by financing activities of $23,250.

Based upon our cash position of $1,165,638 at March 31, 2015, we believe that we may need to raise additional capital, either equity or debt prior to the end of fiscal 2015 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

Our auditors have issued an opinion on our financial statements for the year 2014, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CEO, Mordechai Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CFO, Shmuel De-Saban, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechai Bignitz as CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Shmuel De-Saban as CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	May 15, 2015
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 15, 2015
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	May 15, 2015
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	May 15, 2015
Mordechai Bignitz