Form 10-Q
period 2015-06-30
OWC Pharmaceutical Research Corp.
filed 2015-08-17
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On August 17, 2015, the Registrant had 80,654,176 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC Pharmaceutical Research Corp.
Consolidated Balance Sheets
At June 30, 2015 and December 31, 2014

	June 30, 2015
	(Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$799,374	$1,469,267
Other current assets	12,903	24,091
Total current assets	812,277	1,493,358

Property and equipment, net	28,109	29,454

Total Assets	$840,386	$1,522,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$52,559	$16,523
Accrued expenses	2,947	43,643
Advances and accounts payable to related parties	-	138
Total current liabilities	55,506	60,304

Total liabilities	55,506	60,304

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
80,320,843 and 78,429,241 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	803	784
Additional paid in capital	8,292,838	8,000,847
Common stock subscriptions receivable	(651,730)	(651,730)
Common stock subscription payable	50,000	-
Accumulated deficit	(6,907,908)	(5,893,878)
Accumulated other comprehensive income	877	6,485
Total stockholders' equity	784,880	1,462,508
Total liabilities and stockholders' equity	$840,386	$1,522,812

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Operations
For the Three and Six-Months Ended June 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$-	$-	$-	$-

Expenses
General and administrative	532,815	(106,930)	824,090	365,212
Research and development	76,612	-	189,940	-

(Loss) from operations	(609,427)	106,930	(1,014,030)	(365,212)

Other income (expense):
Interest expense	-	(86)	-	(2,923)
Amortization of debt discount	-	-	-	(34,034)
Total other (expense)	-	(86)	-	(36,957)
Total costs and expenses	(609,427)	106,844	(1,014,030)	(402,169)

Net income (loss) before income taxes	(609,427)	106,844	(1,014,030)	(402,169)
Income tax	-	-	-	-

Net income (loss)	$(609,427)	$106,844	$(1,014,030)	$(402,169)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.02)	$0.00	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	40,129,063	47,666,243	$58,799,819	$38,562,849

See notes to unaudited interim financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements Comprehensive Loss
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended June 30, 2015	ended June 30, 2014	ended June 30, 2015	ended June 30, 2014

Net loss	$(609,427)	$106,844	$(1,014,030)	$(402,169)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(650)	-	(5,608)	-
Total other comprehensive income, net of tax	(650)	-	(5,608)	-

Comprehensive loss	$(610,077)	$106,844	$(1,019,638)	$(402,169)

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(1,014,030)	$(402,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	34,034
Depreciation	4,524	-
Common stock issued for services	241,170	326,000
Fair value of warrants issued for services	10,839	-
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	2,612	-
(Increase) decrease in accounts receivable - related party	11,188	-
Advances and accounts payable to related parties	138	-
Increase (decrease) in accounts payable	35,762	-
Increase (decrease) in accrued expenses	(40,697)	2,950
Cash used in operating activities	(751,106)	(39,212)

Cash flow from investing activities:
Purchase of equipment	(3,179)	-
Cash used in investing activities	(3,179)	-

Cash flow from financing activities:
Proceeds from issuance of common stock	90,000	868,800
Proceeds of debt borrowings	-	14,500
Cash provided by financing activities	90,000	883,300

Foreign currency translation	(5,608)	-

Change in cash	(669,893)	844,088
Cash - beginning of period	1,469,267	2,469
Cash - end of period	$799,374	$846,557

Supplement cash flow information:
Non-cash transactions:
Debt and accrued interest converted to equity	$-	$130,849

See notes to unaudited interim financial statements.

OWC Pharmaceutical Research Corp.
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2015

1. The Company and Significant Accounting Policies

Organizational Background:    OWC Pharmaceutical Research Corp. ("OWCP" or the "Company") is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is engaged in two distinct business activities: (i) work with GUMI to commercialize and market the Company's Electromagnetic Percussion Device (the "Device"); and (ii) research and development of Cannabis-based medical products for the treatment of a variety of medical conditions and/or diseases such as multiple myeloma, psoriasis, PTSD, migraines and a unique delivery system.

The accompanying financial statements of OWCP were prepared from the accounts of the Company under the accrual basis of accounting. Certain amounts in the financial statements have been reclassified to conform to the current presentation. The reclassifications had no effect on the reported net loss.

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

Cash and Cash Equivalents:    For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:    FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on June 30, 2015 and December 31, 2014 and the year then ended on a recurring basis:

Fair Value Measurements at June 30, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At June 30, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively. Adoption of the new guidance will only affect the presentation of the Company's consolidated balance sheets and will have no impact to our financial statements.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2.  Stockholders' Equity

Common Stock

Stock Issued for Cash:

In connection with a private placement of 10,000,000 shares of common stock in February of 2015 we sold 800,000 shares to one investor for the offering price of $0.05 per share that resulted in total proceeds of $40,000. During 2015, we also received $50,000 through a placement of common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We are obligated to issue 333,333 shares to one investor of this offering. The $50,000 received through the unit offering is carried as subscription payable in stockholders' equity at June 30, 2015. The related warrants are exercisable at $0.25 and expire on December 31, 2016. During the period ended June 30, 2015, the Company cancelled 500,000 shares of common stock previously issued for services.

Stock Issued for Services:

During the interim period ended June 30, 2015 we issued 1,091,602 shares of our common stock to unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreements (ranging from $0.19 to $0.25) and resulted in full recognition of $241,170 in consulting services expense.

Historical Activity in 2014:

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

Stock Issued for cash-In connection with a private placement of 10,000,000 shares of common stock in March and April of 2014 we sold 4,700,000 shares to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500. During 2014 we received $1,164,300 through a placement of common stock units. Those units were sold at $0.09 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 12,936,662 shares through September 30th to 22 investors of this offering. The warrants are exercisable at $0.16 and expire in June, 2015. During 2014 we received $554,200 through a placement of common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 3,694,666 shares through September 30th to 4 investors of this offering. The warrants are exercisable at $0.16 and expire in June 2015.

Warrants

As part of the 2015 unit offering the Company issued a total of 333,333 warrants to purchase up to 333,333 shares of common stock at $0.25 per share.

The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes-Merton pricing model. The relative fair value of the attached to the common stock component is $26,416 and the relative fair value of the warrants is $23,584 as of the grant date.

In February, 2015 we issued 64,935 warrants for services. The warrants are exercisable at $0.25 and expire February 23, 2016. We used the Black-Scholes-Merton pricing model and inputs described below to estimate the fair value of $10,839.

The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 242%, and warrant exercise period based upon the stated terms.

3. Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties totaled $0 at June 30, 2015 and $138 at December 31, 2014, respectively. Accounts receivable from related parties was $15,919 at June 30, 2015 and $0 at December 31, 2014.

4. Notes Payable

Unsecured Notes Payable Without Conversion Rights

During 2014, the Company signed a series of three new unsecured promissory notes with unrelated parties for an aggregate of $14,500. The notes bear interest at 1% per annum and are due one year from the date of issuance. The notes were paid in full in 2014.

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

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

In July 2015, the Company issued the previously subscribed to 333,333 shares, which were recorded as stock payable a of June 30, 2015. There were no other subsequent events following the period ended June 30, 2015 and throughout the date of the filing of Form 10-Q.

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

Plan of Operations

We are engaged in three distinct business sectors and we may require additional capital to implement our business plan and fund our operations.

Our three distinct business operations are:

(i) continuing to work with GUMI to commercialize and market the Company's Electromagnetic Percussion Device (the "Device"); and
(ii) research and development of cannabis-based medical products for the treatment of a variety of medical conditions such as multiple myeloma, psoriasis, fibromyalgia, post-traumatic stress disorder (PTSD) and migraine, and
(iii) consulting services to companies and governmental agencies with respect to complex international medical cannabis protocols and regulations.

We have not yet commenced any significant activities related to our consulting services.

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

We will utilize the capital we recently raised to fund OWC's business including the assembly of a professional team of highly-qualified medical and scientific experts together with experienced management and marketing executives to develop OWC's business.

Our goal is to become a leader in the research and development of cannabis-based medical drugs and treatments. To achieve our goal, we plan to focus our activities on the following areas:

Research and Development

Our research and development is focused primarily on exploring several formulations containing active compounds from the cannabis plant, including (but not exclusive to) the cannabinoids CBD and THC, and identifying potential therapeutic applications of the synergistic effects of these active compounds. The synergistic contributions of our formulations have not yet been scientifically researched and demonstrated. We aim to standardize the formulations across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC).

Although there are existing reports and studies on CBD and THC, our formulations will contain several active compounds from the cannabis plant, that must be fully researched and documented in order to verify its effectiveness to indications, at what doses and which method of administration will be the most appropriate and effective.

One World Cannabis plans to produce pharmaceutical-grade cannabinoid-based products and treatments, that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. OWC plans to conduct its researches, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. The Company will adhere to legislation, rules and guidelines regarding the investigations. Dr. Baruch, OWC's Director of Research and Regulatory Affairs, and Alon Sinai, OWC's Chief Operating Officer, will monitor the investigations and researches.

To date, OWC has signed three research collaboration and license agreements with Sheba Academic Medical Center, Tel Hashomer, Israel ("Sheba"). Sheba is a university-affiliated hospital that serves as Israel's national medical center and the most comprehensive medical center in the Middle East. Within the framework of the agreements with Sheba, OWC will initiate three studies at the Sheba facilities to explore the effect of three formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma, psoriasis and fibromyalgia (a specific formulation to each indication).

At present, OWC is negotiating with two other Israeli leading medical centers for the collaboration in the research of migraine and PTSD (post-traumatic stress disorder). The Company expects these agreements to be finalized during the fourth quarter of 2015. Of course, there can be no assurance that we be able to successfully negotiate these agreements before the end of 2015, if at all.

In addition, OWC signed an R&D service agreement with G.C. Group Ltd. - an Israeli pharmaceutical R&D company, to provide formulation development services for OWC's new delivery system in the form of a cannabis dissoluble tablet. The cannabis dissoluble tablet could provide physicians with the ability to control and administrate optimal dosage, to replace the most common usage/delivery method of medical cannabis today, which is not acceptable by scientists and physicians, such as smoking, edibles and oil extracts with no adequate means of dosage control.

The Company expects to start developing other delivery system, designed for different indications, during the fourth quarter of 2015.

The Company has recently signed a Memorandum of Understanding (MoU) with Emilia Cosmetics Ltd. - a large Israeli private label manufacturer, for the developing, manufacturing and marketing of a cannabinoid-based topical cream to treat psoriasis. The Company will initiate the research and development of the topical cream by the end of the third quarter of 2015, at Emilia Cosmetics labs located in Yerucham, Israel. After the completion of the formulation development, during the fourth quarter of 2015, the Company will initiate a phase I study at the Sheba facilities to explore the effect of topical cream on psoriasis. However, we do not know if our expectations will be fulfilled in a timely manner, if at all, or that the costs of development will exceed our anticipation.

To date, One World Cannabis has filed eight provisional patents with the United States Patent and Regulatory Office (USPTO), all related to its line of activity related to cannabis-based medical products. Assuming the successful completion of the clinical trials, of which there can be no assurance, the Company believes that it will be able to retain the intellectual rights and secure patent protections.

While we retain full ownership on our intellectual property rights that we conceived prior to the signing of the research collaboration and license agreements with Sheba Academic Medical Center, the psoriasis and fibromyalgia agreements with Sheba provide that all intellectual property rights that is conceived during the course of the research is to be jointly owned by Sheba and One World Cannabis Intellectual rights related to the multiple myeloma are being negotiated and the Company expects to finalized an agreement during the 4th quarter of 2015.

Pursuant to the collaboration agreements, we are obliged to pay Sheba $330,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we expect to commence pre-clinical studies on fibromyalgia and psoriasis during 3rd quarter of 2015. Pursuant to the collaboration agreements, we are obliged to pay Sheba $300,000 during the 1st quarter of 2016 for conducting the psoriasis research, and $100,000 for the fibromyalgia research during the two years of the study. We currently have the financial resources to fund these studies, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations.

Research and Development Status

The following table summarizes the stages of development for each of our current Prospect Products.

Targeted Medical Condition	Collaborator	Status
Use of cannabis to treat multiple Myeloma	Sheba Academic Medical Center	Basic Science Research Agreement - signed;
Clinical Research Agreement - in negotiation;
Pre-clinical study: Approved by Ethics Committee (IRB);
In vitro tests - completed.
Next: Pre-clinical study: Safety and Toxicity, PK, PD
Clinical trial protocol synopsis - draft completed.
Use of cannabis to treat Psoriasis	(1) Sheba Academic Medical Center	Research Collaboration and License Agreement - signed;
Protocol of A Phase I, double blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers - draft completed.
Use of cannabis to treat Psoriasis	(2) Emilia Cosmetics Ltd.	Memorandum of Understanding (MoU) for the developing, manufacturing and marketing of a cannabinoid-based topical cream to treat psoriasis - signed;
Received license to purchase and use of cannabis for R&D purposes;
Formulation development will be initiated during third quarter of 2015.
Use of cannabis to treat Fibromyalgia	Sheba Academic Medical Center	Research Collaboration and License Agreement - signed; Clinical trial protocol synopsis - initial draft completed.
New delivery system - cannabis dissoluble tablet	G.C. Group Ltd.	Formulation development; Received license to purchase and use of cannabis for R&D purposed.
Use of cannabis to treat PTSD	In Negotiations	Clinical trial documents - submitted; Awaiting for Ethics Committee (IRB) final approval.
Use of cannabis to treat Migraine	In Negotiations	Clinical trial protocol synopsis - initial draft completed.

OWC's Investigation on Multiple Myeloma

Dr. Merav Leiba, Head of Multiple Myeloma Outpatient Clinic and Multiple Myeloma Research Lab at Sheba's Hematology Institute, led the in vitro tests on multiple myeloma. Dr. Leiba, a specialist in Internal Medicine and Hematology, was a postdoctoral fellow at the Jerome Lipper Multiple Myeloma Center at Dana Farber Cancer Institute, Boston, Massachusetts (2006-2008). Dr. Leiba has participated in numerous clinical and investigational studies aimed at developing novel drugs for multiple myeloma.

Our in vitro tests results on multiple myeloma cells studied outside their normal biological context, on which we announced on June 17, 2015, led us to proceed with further pre-clinical study (safety and toxicity, PK, PD) of our formulation, to find out whether it has scientific merit for further development as an investigational new drug. While we are encouraged by the results of the limited in vitro tests, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities in Israel and elsewhere, such as an IRB (Helsinki committee), IMCU - Israel Medical Cannabis Unit, or the FDA, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

•  lack of effectiveness of any formulation or delivery system during clinical trials;
•  discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
•  slower than expected rates of subject recruitment and enrollment rates in clinical trials;
•  delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•  delays in obtaining regulatory authorization to commence a trial, including IRB approvals, licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;
•  unfavorable results from ongoing pre-clinical studies and clinical trials.
•  patients or investigators failing to comply with study protocols;
•  patients failing to return for post-treatment follow-up at the expected rate;
•  sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•  third-party clinical investigators decline to participate in our clinical studies, do not perform them on the anticipated schedule, or act in ways inconsistent with the investigator agreement, clinical study protocol, good clinical practices, and other Institutional Review Board requirements;
•  third-party entities do not perform data collection and analysis in a timely or accurate manner or at all;
•  regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Consulting Services

OWC believes that the complexity of the medical cannabis programs has created a demand for consulting and advisory services in different aspects of the medical cannabis industry. The Company's services are designed to help government officials, policy-makers and regulatory agencies develop and implement tailor-made comprehensive medical cannabis programs. In addition, One World Cannabis offers medical cannabis regulatory compliance services and patient-care consultancy services.

Our initial activities to secure consulting contracts will be in member states of the European Union and states of the United States that does not allow for comprehensive public medical cannabis programs.

OWC management has the expertise in designing training programs for physicians, caregivers, and researches that are essential to the establishment of a successful, patient-focused medical cannabis program. By working with policy-makers, government officials, public agencies, and privately owned businesses, we believe we can also raise the public's awareness of the benefits of cannabis-based treatments and products.

In furtherance of our plans, we may, in the future, consider strategic acquisitions and joint ventures as well as other projects to grow our business activities including but not limited to: product licensing and royalty agreements, consulting, and strategic alliances to support our Prospect Product development. However, there can be no assurance that this strategy will be successful in generating any revenues or growing out business.

Results of Operations during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

We have not generated any revenue during the three months ended June 30, 2015 and 2014. We have operating expenses related to general and administrative expenses and research and development expenses. During the three months ended June 30, 2015, we incurred a net loss of $609,427 due to general and administrative expenses of $532,815 and research and development expenses of $76,612 as compared to a net income of $106,844 due to a gain related to the cancelation of previously issued shares valued at $106,930 and interest expense of $86 during the same period in the prior year.

Our general and administrative expenses increased by $639,745 during the three-month period ended June 30, 2015 as compared to the same period in the prior year. During the three-month period ended June 30, 2015, we incurred $76,612 in research and development expenses as compared to no such expenses in the same period in the prior year.

Our comprehensive net loss during the three months ended June 30, 2015 was $610,077, due to a net loss of $609,427 and $650 in foreign currency translation adjustments as compared to a comprehensive net gain of $106,844 and no foreign currency translation adjustments in the same period in the prior year with no adjustments.

Results of Operations during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

We have not generated any revenue during the six months ended June 30, 2015 and 2014. We have operating expenses related to general and administrative expenses and research and development expenses. During the six months ended June 30, 2015, we incurred a net loss of $1,014,030 due to general and administrative expenses of $824,090 and research and development expenses of $189,940 as compared to a net loss of $402,169 due to general and administrative expenses of $365,212, interest expenses of $2,923 and expenses related to amortization of debt discount of $34,034.

Our general and administrative expenses increased by $458,878 or 126% during the six-month period ended June 30, 2015 as compared to the same period in the prior year. During the six-month period ended June 30, 2015, we incurred $189,940 in research and development expenses as compared to no such expenses in the same period in the prior year.

Our comprehensive net loss during the six months ended June 30, 2015 was $1,019,638, due to a net loss of $1,014,030 and $5,608 in foreign currency translation adjustments as compared to $402,169 in the same period in the prior year with no adjustments.

Liquidity and Capital Resources

On June 30, 2015, we had current assets of $812,277 consisting of $799,374 in cash and $12,903 in other current assets. We had property and equipment valued at $28,109 as of June 30, 2015. We had total assets of $840,386 as of June 30, 2015.

We had total assets of $1,522,812 as of December 31, 2014, consisting of $1,469,267 in cash, $24,091 in other current assets and equipment valued at $29,454.

On June 30, 2015, we had $55,506 in current liabilities consisting of $52,559 in accounts payable and $2,947 in accrued expenses. On December 31, 2014, we had total liabilities of $60,304 consisting of $16,523 in accounts payable, $43,643 in accrued expenses and $138 in advances and accounts payable to related parties.

We had positive working capital of $756,771 at June 30, 2015 and $1,433,054 at December 31, 2014. Our accumulated deficits as of June 30, 2015 and December 31, 2014 were $6,907,908 and $5,893,878, respectively.

We used $751,106 in our operating activities during the six months ended June 30, 2015, which was due to a net loss of $1,014,030 offset by depreciation expenses of $4,524, shares issued for services valued at $241,170, warrants issued for services valued at $10,839, a decrease in accounts receivable of $11,188, an increase in advances and accounts payable to related parties of $138, an increase in accounts payable of $35,762 and a decrease in accrued expenses of $40,697.

We used $39,212 in our operating activities during the six months ended June 30, 2014, which was mainly due to a net loss of $402,169 offset by increases in amortization of debt discount of $34,034, non-cash compensation expenses valued at $326,000 and an increase in accounts payable and accrued liabilities by $2,950.

We used $3,179 during the six months ended June 30, 2015 to purchase property and equipment. We had no investing activities in the same period in the prior year.

Our financing activities during the six months ended June 30, 2015 provided us with $90,000 from the issuance of 800,000 shares of common stock and the recording of $50,000 in stock payable.

We financed our negative cash flow from operations during the six months ended June 30, 2014 through proceeds from issuance of common stock of $868,800 and proceeds from the issuance of notes of $14,500 representing total cash generated by financing activities of $883,300.

Based upon our cash position of $799,374 at June 30, 2015, we believe that we may need to raise additional capital, either equity or debt prior to the end of fiscal 2015 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

Our lack of operating history may make it difficult to raise capital. Our inability to borrow funds or raise equity capital to facilitate our business plan may have a material adverse effect on our financial condition and future prospects.

Funding of Our Research Programs

On October 22, 2014, we have entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, the Company currently conducts pre-clinical studies on multiple myeloma, which have commenced in April 2015 and we expect to commence pre-clinical studies on fibromyalgia in the third quarter of 2015. Pursuant to the agreement, we are obligated to pay Sheba $330,000 between the third quarter of 2015 and second quarter of 2016.

We are obligated to provide $300,000 in funding in the first quarter of 2016 related to the Psoriasis research conducted at Sheba. We have funding obligations of $100,000 related to the Fibromyalgia research due during two years of the studies.

Our capital expenditures allocated to our corporate activities conducted through our facilities in Petach Tikva are expected to be around $606,000 during 2015.

At present, we use our available working capital to fund these studies. However, we may need to raise additional funding prior to or if clinical studies are to commence.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended June 30, 2015, and are included elsewhere in this registration statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

You should carefully consider the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	August 17, 2015
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 17, 2015
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	August 17, 2015
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	August 17, 2015
Mordechai Bignitz