Form 10-Q
period 2015-09-30
OWC Pharmaceutical Research Corp.
filed 2015-11-13
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number 0-54856

OWC PHARMACEUTICAL RESEARCH CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

22 Shaham Steet, P.O. Box 8324, Petach Tikva, Israel	4918103
(Address of Principal Executive Offices)	(ZIP Code)

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

On November 13, 2015, the Registrant had 81,377,541 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC Pharmaceutical Research Corp.
Consolidated Balance Sheets
At September 30, 2015 and December 31, 2014

	September 30, 2015
	(Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$531,821	$1,469,267
Receivables and other current assets	10,744	-
Prepaid expenses	-	24,091
Total current assets	542,565	1,493,358

Property and equipment, net	25,673	29,454

Total Assets	$568,238	$1,522,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$44,542	$16,523
Accrued expenses	2,950	43,643
Advances and accounts payable to related parties	-	138
Total current liabilities	47,492	60,304

Total liabilities	47,492	60,304

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
81,377,541 and 78,429,241 issued and outstanding at Sept. 30, 2015 and Dec. 31, 2014, respectively	814	784
Additional paid in capital	8,486,026	8,000,847
Common stock subscriptions receivable	(651,730)	(651,730)
Accumulated deficit	(7,316,134)	(5,893,878)
Accumulated other comprehensive income	1,770	6,485
Total stockholders' equity	520,746	1,462,508
Total liabilities and stockholders' equity	$568,238	$1,522,812

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Operations
For the Three and Nine-Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$-	$-	$-	$-

Expenses
General and administrative	311,391	4,353,771	1,135,481	4,718,983
Research and development	96,834	-	286,774	-
(Loss) from operations	(408,225)	(4,353,771)	(1,422,255)	(4,718,983)

Other income (expense)
Loss on foreign currency transactions	-	-	-	-
Interest income (expense)	-	-	-	(2,923)
Amortization of debt discount	-	-	-	(34,034)
Total other income (expense)	-	-	-	(36,957)
Total costs and expenses	(408,225)	(4,353,771)	(1,422,255)	(4,755,940)

Net loss before income taxes	(408,225)	(4,353,771)	(1,422,255)	(4,755,940)
Income tax	-	-	-	-

Net loss	$(408,225)	$(4,353,771)	$(1,422,255)	$(4,755,940)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.07)	$(0.02)	$(0.10)

Weighted average shares outstanding
(basic and diluted)	81,219,430	59,156,164	$80,308,561	$45,502,721

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements Comprehensive Loss
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net loss	$(408,225)	$(4,353,771)	$(1,422,255)	$(4,755,940)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	893	-	(4,715)	-
Total other comprehensive income (loss), net of tax	893	-	(4,715)	-

Comprehensive loss	$(407,332)	$(4,353,771)	$(1,426,970)	$(4,755,940)

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	For the Nine	For the Nine
	Months ended	Months ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(1,422,255)	$(4,755,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	-	(6,766)
Amortization of debt discount	-	34,034
Depreciation	6,960	788
Common stock issued for services	360,369	513,000
Fair value of warrants issued for services	10,839	3,857,135
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	13,346	-
(Increase) decrease in prepaid expenses	-	(21,966)
Increase (decrease) accounts payable - related party	(138)	-
Increase (decrease) in accounts payable	28,020	12,158
Increase (decrease) in accrued expenses	(40,693)	38,920
Cash used in operating activities	(1,043,552)	(328,637)

Cash flow from investing activities:
Purchase of equipment	(3,179)	(26,463)
Cash used in investing activities	(3,179)	(26,463)

Cash flow from financing activities:
Proceeds from issuance of common stock	114,000	1,741,999
Proceeds of debt borrowings	-	14,500
Principal payments	-	(14,500)
Cash provided by financing activities	114,000	1,741,999

Foreign currency translation	(4,715)	-

Change in cash	(937,446)	1,386,899
Cash - beginning of period	1,469,267	2,469
Cash - end of period	$531,821	$1,389,368

Supplement cash flow information:
Debt and accrued interest converted to equity	$-	$132,642

OWC Pharmaceutical Research Corp.
 Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2015

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

Cash and Cash Equivalents:    For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:    FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2015 and December 31, 2014 and the year then ended on a recurring basis:

Fair Value Measurements at September 30, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At September 30, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

Stock Issued for Cash in 2015:

In August of 2015, we also received $24,000 through a placement of 100,000 common stock units. Those units were sold at $0.24 per unit. Each unit consisted of two shares of common stock and two warrants to purchase common stock, which warrants are exercisable at $0.12 and $0.25 and expire on August 31, 2016 and expire on August 31, 2017, respectively.

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

Stock Issued for Services in 2015:

During the interim period ended September 30, 2015 we issued 1,614,935 shares of our common stock to unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreements (ranging from $0.19 to $0.25) and resulted in full recognition of $360,369 in consulting services expense. During the period ended June 30, 2015, the Company cancelled 500,000 shares of common stock previously issued for services.

Historical Activity in 2014:

Stock Issued Upon Conversion of Debt in 2014:

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

Stock Issued for Cash in 2014:

In connection with a private placement of 10,000,000 shares of common stock in March and April of 2014 we sold 4,700,000 shares to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500. During 2014 we received $1,164,300 through a placement of common stock units. Those units were sold at $0.09 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 12,936,662 shares through September 30th to 22 investors of this offering. The warrants are exercisable at $0.16 and expired in June, 2015. During 2014 we received $554,200 through a placement of common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 3,694,666 shares through September 30th to 4 investors of this offering. The warrants are exercisable at $0.16 and expired in June 2015.

Stock Issued for Services in 2014:

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

Options Issued for Services in 2014:

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

Warrants

As part of the 2015 unit offerings the Company issued a total of 533,333 warrants to purchase up to 533,333 shares of common stock ranging from $0.12 to $0.25 per share.

The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes-Merton pricing model. The relative fair value of the attached to the common stock component is $39,711 and the relative fair value of the warrants is $34,289 as of the grant date.

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

3. Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties totaled $0 at September 30, 2015 and $138 at December 31, 2014, respectively. Accounts receivable from related parties was $0 at September 30, 2015 and $0 at December 31, 2014.

4. Receivables and Other Current Assets

As of September 30, 2015, the Company recorded $10,744 in receivables and other current assets. This amount represents value added tax ("VAT") paid in connection with certain expenses we incurred and is reimbursed by Israeli Tax Authority every two months.

5. Notes Payable

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

7. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

There were no subsequent events following the period ended September 30, 2015 and throughout the date of the filing of Form 10-Q.

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

Our three distinct business operations are:

(i) continuing to work with GUMI to commercialize and market the Company's Electromagnetic Percussion Device (the "Device"); and
(ii) research and development of cannabis-based medical products for the treatment of a variety of medical conditions such as multiple myeloma, psoriasis, fibromyalgia, post-traumatic stress disorder (PTSD) and migraine, among others, and
(iii) consulting services to companies and governmental agencies with respect to complex international medical cannabis protocols and regulations.

We have not yet commenced any significant activities related to our medical cannabis-related consulting services.

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

We raised approximately 1,7420,000 during the nine-month period ended September 30, 2015 and have used and will continue to utilize the capital we raised to fund OWC's business, including the assembly of a professional team of highly-qualified medical and scientific experts together with experienced management and marketing executives to develop OWC's business.

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

Pursuant to the collaboration agreements, we are obliged to pay Sheba $330,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we expect to commence pre-clinical studies on fibromyalgia and psoriasis during 3rd quarter of 2015. Pursuant to the collaboration agreements, we are obliged to pay Sheba $300,000 during the 1st quarter of 2016 for conducting the psoriasis research, and $100,000 for the fibromyalgia research during the two years of the study. As of September 30, 2015, we have a balance of approximately $110,000 due in connection with the Sheba agreements. We currently have the financial resources to fund these studies, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations.

In addition, we signed an R&D service agreement with G.C. Group Ltd. - an Israeli pharmaceutical R&D company, to provide formulation development services for OWC's new delivery system in the form of a cannabis soluble tablet. The cannabis soluble tablet could provide physicians with the ability to control and administrate optimal dosage, to replace the most common usage/delivery method of medical cannabis today, which is not acceptable by scientists and physicians, such as smoking, edibles and oil extracts with no adequate means of dosage control. Pursuant to the R&D service agreements, we are obliged to pay G.C. Group Ltd. $220,000.

On October 11, 2015 and October 27, 2015, respectively, the Company entered into Memorandums of Understanding ("MOUs") with Medmar LLC, organized under the laws of the State of Maryland ("Medmar") and Medmar II, LLC, organized under the laws of the States of Hawaii and Pennsylvania ("Medmar II"), respectively. Medmar and Medmar II were organized for, among other purposes, securing licenses in their respective jurisdictions for growing, extracting and dispensing medical cannabis products under their applicable state laws that were recently enacted.

Pursuant to the MOUs, which are substantially identical, the Company will provide Medmar and Medmar II consulting services in Maryland, on the one hand, and Hawaii and Pennsylvania, on the other hand, based on the existing knowledge and regulatory expertise of the Company's wholly-owned Israeli subsidiary, One World Cannabis Ltd ("OWC ") in the field of medical cannabis treatment, in patient care programs, and in establishing training and consulting centers for medical staff and patients, and assisting with the creation and implementation of regulations governing the medical cannabis program. The MOUs provide for granting licenses to use the intellectual property of OWC for the manufacture and use of OWC Israel's medical cannabis prospective products for the treatment of Multiple Myeloma, PTSD, Fibromyalgia and Acute Migraine.

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

Results of Operations during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

We have not generated any revenue during the three months ended September 30, 2015 and 2014. We have operating expenses related to general and administrative expenses and research and development expenses. During the three months ended September 30, 2015, we incurred a net loss of $408,225 due to general and administrative expenses of $311,391 and research and development expenses of $96,834 as compared to a net loss of $4,353,771 in the same period in the prior year, which net loss was principally due to a non-cash compensation expense of $4,044,135 related to the issuance of shares and warrants for services.

Our general and administrative expenses decreased by $4,042,380 during the three-month period ended September 30, 2015 as compared to the same period in the prior year due to a significant decrease in non-cash compensation expense. During the three-month period ended September 30, 2015, we incurred $292,598 in research and development expenses as compared to no such expenses in the same period in the prior year.

Our comprehensive net loss during the three months ended September 30, 2015 was $407,332, due to a net loss of $408,225 and $893 in foreign currency translation adjustments as compared to no foreign currency translation adjustments in the same period in the prior year.

Results of Operations during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

We have not generated any revenue during the nine months ended September 30, 2015 and 2014. We had operating expenses related to general and administrative expenses and research and development expenses. During the nine months ended September 30, 2015, we incurred a net loss of $1,422,255 due to general and administrative expenses of $1,135,481 and research and development expenses of $286,774 as compared to a net loss of $4,755,940 due to general and administrative expenses of $4,718,983 including 4,370,135 non-cash compensation expense, interest expenses of $2,923 and expenses related to amortization of debt discount of $34,034.

Our general and administrative expenses decreased by $3,583,502 or 76% during the nine-month period ended September 30, 2015 as compared to the same period in the prior year. During the nine-month period ended September 30, 2015, we incurred $286,774 in research and development expenses as compared to no such expenses in the same period in the prior year.

Our comprehensive net loss during the nine months ended September 30, 2015 was $1,426,970, due to a net loss of $1,422,255 and $4,715 in foreign currency translation adjustments as compared to no foreign currency translation adjustments in the same period in the prior year.

Liquidity and Capital Resources

On September 30, 2015, we had current assets of $542,565 consisting of $531,821 in cash, receivables and other current assets of $10,744. We had property and equipment valued at $25,673 as of September 30, 2015. We had total assets of $568,238 as of September 30, 2015.

We had total assets of $1,522,812 as of December 31, 2014, consisting of $1,469,267 in cash, $24,091 in other current assets and equipment valued at $29,454.

On September 30, 2015, we had $47,492 in current liabilities consisting of $44,542 in accounts payable and $2,950 in accrued expenses. On December 31, 2014, we had total liabilities of $60,304 consisting of $16,523 in accounts payable, $43,643 in accrued expenses and $138 in advances and accounts payable to related parties.

We had positive working capital of $495,073 at September 30, 2015 and $1,433,054 at December 31, 2014. Our accumulated deficits as of September 30, 2015 and December 31, 2014 were $7,316,134 and $5,893,878, respectively.

We used $1,043,552 in our operating activities during the nine months ended September 30, 2015, which was due to a net loss of $1,422,255 offset by depreciation expenses of $6,960, shares issued for services valued at $360,369, warrants issued for services valued at $10,839, a decrease in accounts receivable of $13,346, a decrease in accounts payable to a related party of $138, an increase in accounts payable of $28,020 and an increase in accrued expenses of $40,693.

We used $328,637 in our operating activities during the nine months ended September 30, 2014, which was due to a net loss of $4,755,940 and capital contribution of $6,766 offset by amortization of debt discount expenses of $34,034, depreciation expenses of $788, non-cash compensation expenses related to warrants and shares valued at $4,370,135, an increase in prepaid expenses of $21,966, a decrease of $12,158 in accounts payable and $38,920 in accrued liabilities.

We used $3,179 during the nine months ended September 30, 2015 and $26,463 during the same period in the prior year to purchase property and equipment.

Our financing activities during the nine months ended September 30, 2015 provided us with $114,000 from the issuance of 1,333,333 shares of common stock. We financed our negative cash flow from operations during the nine months ended September 30, 2014 through proceeds from issuance of common stock of $1,741,999 and proceeds of debt borrowings of $14,500 reduced by $14,500 in debt payments.

Based upon our cash position of $531,821 at September 30, 2015, we believe that we may need to raise additional capital, either equity or debt prior to the end of fiscal 2015 or during the first quarter of fiscal year 2016 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended September 30, 2015, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three-months ended September 30, 2015, the Company issued 533,333 restricted shares of common stock valued at $74,000 in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D and Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") under the Act.

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	November 13, 2015
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2015
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	November 13, 2015
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	November 13, 2015
Mordechai Bignitz