Form 10-K
period 2015-12-31
OWC Pharmaceutical Research Corp.
filed 2016-04-14
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
___________________________________

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2015, the aggregate market value of the 10,320,843 common stock held by non-affiliates of the Registrant was approximately $2,430,069 based on the closing price of $0.23 of the Registrants common stock on June 30, 2015. On March 31, 2016, the Registrant had 81,460,875 shares of common stock outstanding.

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

Overview

We are a medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. We are currently engaged in the research and development of cannabis-based medical products (the "Product Prospects") for the treatment of multiple myeloma, psoriasis and fibromyalgia as well as development of a cannabis soluble tablet delivery system that may have applications for other indications. We also provide consulting services to governmental and private entities to assist them with developing and implementing tailor-made comprehensive medical cannabis programs.

We engage in our research and development and consulting activities through our wholly owned Israeli subsidiary OWC. To date, we have executed binding agreements with respect to research and development related to the use of cannabis based products for the treatment of myeloma, psoriasis and fibromyalgia, and for the development of a cannabis soluble tablet delivery system. We have also entered into a non-binding memorandum of understanding for the development of a cannabis based topical psoriasis treatment. These agreements were entered into with Israeli research institutions and private corporations. We also provide consulting and advisory services and have entered into a non-binding memorandum of understanding with an American corporation to advise it on establishing a medical cannabis treatment program. These agreements are described in more detail below.

In 2008 we acquired a patent relating to our electromagnetic percussion device (the "Device"). In March 2013 we entered into a manufacturing and distribution agreement with GUMI Tel Aviv Ltd. ("GUMI"), a technology company engaged in the manufacture and sale of industrial equipment, to develop, manufacture and market the Device. To date, we have not derived any revenues from GUMI's marketing efforts. We abandoned this line of business in 2015 and in February 2016 terminated our agreement with GUMI.

We were incorporated in Delaware on March 7, 2008 under the name Dynamic Applications Corp. We changed our name to OWC Pharmaceutical Research Corp. on December 9, 2014. We formed our fully owned subsidiary OWC in Israel on July 6, 2014. Our principal executive offices are located at 22 Shacham Street. P.O. Box 8324 Petach Tikva, Israel 4918103 and our telephone number is 972 (0) 3-758-2657.

Our Research and Development Activities

Our current focus is on researching and developing cannabis based formulations for the treatment of multiple myeloma, psoriasis and fibromyalgia. We believe a significant need remains for novel oral and safe drugs for patients who do not respond to existing therapies or for whom these therapies are unsuitable. Our research and development is focused primarily on exploring several formulations containing active compounds from the cannabis plant, including (but not limited to) the cannabinoids CBD and THC, and identifying potential therapeutic applications of the synergistic effects of these active compounds. The synergistic contributions of our formulations have not yet been scientifically researched and demonstrated. We aim to standardize the formulations across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC). Although there are existing reports and studies on CBD and THC, our formulations may contain several additional active compounds from the cannabis plant that have not been as well studied. Our formulations must be fully researched and documented in order to verify their effectiveness at treating indications, the appropriate dosage levels and the appropriate methods of administration. Following successful research and development, we intend to produce pharmaceutical-grade cannabinoid-based products and treatments that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. We spent $160,325 and $271,394 on research and development in the year ended December 31, 2014 and 2015, respectively.

We plan to conduct our research, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. Dr. Yehuda Baruch, OWC's Director of Research and Regulatory Affairs, and Alon Sinai, OWC's Chief Operating Officer, will monitor the studies. Our team of experts also includes Dr. Asaf Toker, our Chief Science Officer, and Dr. Merav Leiba, our Senior Science Advisor.

To date, OWC has signed three research collaboration and license agreements with Sheba Academic Medical Center located in Tel Hashomer, Israel ("Sheba"). Sheba is a university-affiliated hospital that serves as one of Israel's national medical centers and is one of the most advanced medical centers in the Middle East. Within the framework of the agreements with Sheba, OWC will initiate three studies at the Sheba facilities to explore the effect of three formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma, psoriasis and fibromyalgia. Each formulation will be targeted at one of the three indications. Pursuant to the collaboration agreements, we expect to pay Sheba $330,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we expect to commence pre-clinical studies on the treatment of fibromyalgia and psoriasis during the first quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $300,000 throughout 2016 for conducting the psoriasis research, and $100,000 over a two year period for conducting the fibromyalgia research. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations.

Dr. Leiba led our in vitro studies on the effect of a formulation comprised of Cannabidiol (CBD) and tetrahydrocannabinol (THC) on multiple myeloma cells studied outside their normal biological context. The results indicated a 100% mortality rate of myeloma cells in 60% of the cultured cells within a 24 to 48 hour period, and highlight the abilities of cannabis oil extract to successfully fight multiple myeloma cancer. We believe that the results of this study indicate a potential to develop a more effective treatment for multiple myeloma than standard therapies. Based on the results of this pre-clinical study, we proceeded with further pre-clinical studies (safety and toxicity, pharmacokinetic, and pharmacodynamic) of our formulation and submitted a clinical trial protocol to the Israeli Institutional Review Board. We have received its approval to commence a clinical study. We intend to commence this clinical study in the first quarter of 2016.

In August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd., a large Israeli private label manufacturer, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis. The Company intends to enter into a binding agreement with Emilia Cosmetics, which will set forth payment terms, in the first quarter of 2016 and to initiate the development of the topical cream by the end of the first quarter of 2016 at the Emilia Cosmetics labs located in Yerucham, Israel. However, there is no guarantee that we will be able to enter into a binding agreement with Emilia Cosmetics on terms favorable to us or at all. The Company expects to complete the development process in the second quarter of 2016 and then to initiate a phase I study at the Sheba facilities to explore the efficacy of the topical cream on psoriasis. However, we do not know if our expectations with respect to the development process will be fulfilled in a timely manner, if at all, or if the costs of development will exceed our anticipation.

In April 2015 OWC engaged G.C. Group Ltd., an Israeli corporation specializing in pharmaceutical R&D to provide formulation development services for OWC's new delivery system in the form of a cannabis soluble tablet. We see a soluble tablet as providing a superior method of delivery, allowing physicians and researchers to better control the dosage amounts. We believe that the most common usage/delivery methods of medical cannabis in practice today (smoking or ingesting edibles or oil extracts) do not provide an adequate means of dosage control. G.C. Group Ltd. successfully completed the first phase of development, a proof of concept (the R=Research phase) of the desired end product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet. The agreement was terminated on December 31, 2015. However, the Company plans to continue the development process. The Company expects to start developing other delivery systems, designed for different indications, during the first quarter of 2016.

Our Product Prospects Pipeline

The table below sets forth our current pipeline of Product Prospects, including the target indication and status of each.

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba	●	Entered into a research agreement for in vitro studies
	Academic	●	Negotiating terms of a research agreement for in vivo studies
	Medical Center	●	Completed one in vitro study
		●	Proceeding with further pre-clinical in vitro studies (safety and toxicity, pharmacokinetic, and pharmacodynamic)
		●	Submitted a clinical trial protocol to the Israeli Institutional Review Board and received its approval to commence a clinical study
		●	Intend to commence a clinical study in the first quarter of 2016
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

		●	Entered into a Research Collaboration and License Agreement but have not commenced any studies to date
Psoriasis	Sheba Academic Medical Center	●	Drafted a protocol of a Phase I, double blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers

		●	Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream
Psoriasis	Emilia Cosmetics Ltd.	●	Intend to enter into a binding agreement in the first quarter of 2016
		●	Intend to initiate development of the topical cream in the first quarter of 2016

		●	Entered into a research agreement for in vitro studies \
Fibromyalgia	Sheba Academic Medical Center	●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

New delivery system - cannabis soluble tablet	G.C. Group Ltd.	●	Completed a proof of concept (the R=Research phase) of the desired end product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

Market Opportunity

According to the 2014 edition of the Marijuana Business Factbook, U.S. retail sales of medical cannabis are expected to rise significantly over the next five years from an estimated $2.2 billion in 2014 to $8.2 billion in 2018. We believe that cannabis based formulations have the potential to effectively treat multiple myeloma, psoriasis and fibromyalgia.

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to distribute or sell our products. We believe that the United States will represent a major market for our cannabis-based Product Prospects due to, in large part, to state level legislation allowing comprehensive public medical cannabis programs. A total of 23 states, the District of Columbia and Guam now allow for comprehensive public medical cannabis programs. Recently approved efforts in 16 states allow use of "low THC, high cannabidiol (CBD)" products for medical reasons in limited situations.

In Europe, medical cannabis programs regulatory frameworks exist in several countries, such as the Netherlands, Italy, Germany, Finland and the Czech Republic. It can also be expected that there will be policy changes in the member countries of the European Union concerning the medical use of cannabis and cannabis-based products. We believe that there will be rising demand for cannabis derived medical products and that future growth is expected to be driven by favorable changes in legislation and demographic factors.

Multiple myeloma is a hematological (blood) cancer that develops in the plasma cells found in bone marrow. Plasma cells are a type of white blood cell responsible for producing antibodies (immunoglobulins) which are critical for maintaining the body's immune system. Through a complex, multi-step process, healthy plasma cells transform into malignant myeloma cells. Myeloma cells result in the production of abnormal antibodies, or M proteins. The M proteins offer no benefit to the body, and as the amount of M protein increases, it crowds out normally functioning immunoglobulins. This ultimately causes multiple myeloma symptoms such as bone damage or kidney problems. Multiple myeloma is considered to be incurable but treatable. Remissions may be induced with steroids, chemotherapy, proteasome inhibitors, immunomodulatory drugs such as thalidomide or lenalidomide, and stem cell transplants. Radiation therapy is sometimes used to reduce pain from bone lesions. According to the American Cancer Society, in the United States the lifetime risk of getting multiple myeloma is 1 in 143 and it is estimated that 30,330 new cases will be diagnosed in 2016.

Fibromyalgia is a chronic health problem that causes pain throughout the body and other symptoms such as fatigue and cognitive (memory or thought) problems. According to the National Fibromyalgia Association the disorder affects an estimated ten million people in the United States and an estimated 3 to 6% of the world population. There is no known cure and a variety of prescription medications are often used to reduce pain levels and improve sleep. On June 21, 2007, the U.S. Food and Drug Administration approved Lyrica (pregabalin) as the first drug to treat fibromyalgia. Cymbalta (duloxetine HCl) was approved in June 2008 and Savella (milnacipran HCl) was approved in January 2009.

Psoriasis is a skin condition that affects 2% to 3% of the general population according to the National Psoriasis Foundation. The disease is manifested by scaly plaques on the skin and in the severe form has a major effect on the physical and emotional well-being of the patients. Topical agents are typically used for mild disease, phototherapy for moderate disease, and systemic agents for severe disease. For moderate to severe cases, systemic biologic drugs, delivered via IV, have dominated the market. According to the National Psoriasis Foundation, common side effects of biologics include respiratory infections, flu-like symptoms, and injection site reactions while rare side effects include serious nervous system disorders, such as multiple sclerosis, seizures, or inflammation of the nerves of the eyes, blood disorders, and certain types of cancer. According to Global Data, the psoriasis treatment market was worth $3.6 billion in 2010 and is forecast to grow to $6.7 billion by 2018. The current common treatments for psoriasis include topical and systemic drugs, steroids, immunosuppressive drugs such as Cyclosporine A by Novartis, MTX and biological drugs such as Enbrel, Amevive and Ustakinumab.

Our Consulting Services

We believe that the complexity of the medical cannabis industry has created a demand for consulting and advisory services in different aspects of the industry. Our employees have substantial experience designing training programs for physicians, caregivers, and researchers that are essential to the establishment of a successful, patient-focused medical cannabis program. Our services are designed to help government officials, policy-makers and regulatory agencies develop and implement tailor-made comprehensive medical cannabis programs. In addition, we also offer medical cannabis regulatory compliance services and patient-care consultancy services to private corporations. Our initial activities to secure consulting contracts will be in member states of the European Union and states of the United States that allow for public medical cannabis programs.

To date, we have entered into a memorandum of understanding with MedMar LLC ("MedMar"), a U.S. based corporation with operations in Hawaii and Pennsylvania. We are working with MedMar to help it establish a medical cannabis treatment program and define its product and service offerings, train its staff and management and advise on compliance with applicable regulations. To date, MedMar has paid us $50,000 pursuant to the terms of the memorandum of understanding. We intend to enter into a binding consulting and commercialization agreement with MedMar in the second quarter of 2016. We anticipate that we will be able to license some of our formulations and methodologies to MedMar under the terms of the binding agreement. We expect that we will receive monthly fees of $20,000 and royalties of 20% of MedMar's net sales of any products developed under this license for a period of two years. However, we have not yet entered into a binding agreement and there is no guarantee that we will be able to enter into a binding agreement on terms favorable to us or at all. Further, there can be no guarantee that MedMar will be successful in establishing a medical cannabis treatment program or that we will be successful in developing any formulations.

Marketing and Sales

We do not currently have any marketing or sales capabilities. We intend to license to, or enter into strategic alliances with, larger companies in the pharmaceutical business, which are equipped to market and/or sell our products, if any, through their well-developed marketing capabilities and distribution networks. We intend to out-license some or all of our patent rights to more than one party to achieve the fullest development, marketing and distribution of any products we develop.

Our Strengths

Notwithstanding the fact that we have only commenced our cannabis-based medical research, we believe that we offer the following key characteristics in our approach to developing our cannabis-based Product Prospects:

●	Our leading medical professionals are recognized leaders in medical cannabis treatments
●	We received approval from the Israeli Institutional Review Board for an in vitro clinical study for the treatment of multiple myeloma
●	We have already filed eight provisional patent applications with the USPTO;
●	We have entered into three research and license agreements with Sheba to conduct research on multiple myeloma, psoriasis and fibromyalgia
●	Understanding governmental regulation is a prerequisite for success in our industry and our team has substantial knowledge and experience with respect to the rules of drug development and medical cannabis programs
●	OWC's expert team delivers years of experience in diverse but relevant disciplines, including medical research and regulatory affairs, as well as extensive cannabis-related issues experience

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary nature of our Product Prospects, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights, including our provisional patents described below. We have not acquired any intellectual property from Dr. Baruch or Mr. Sinai. Rather, they have brought to the Company their wealth of know-how in matters related to medical cannabis, based upon their many years of experience in the medical field as well as Dr. Baruch's service leading the Medical Cannabis Unit of the Israeli Ministry of Health.

We plan to continue to seek patent protection in the United States and other countries for our proprietary technologies. To date, our intellectual property portfolio includes eight provisional patents, filed with the USPTO, all related to our line of activity (pharmaceutical formulations; drug delivery; therapeutic uses of cannabinoids and other cannabis compounds), as well as know-how and trade secrets.

The table below depicts the Company's provisional patent applications:

Application number	Description of Provisional Patent	Filing Date
62/084,568	Use of Cannabis to Treat Myeloma	11/26/2014
62/085,663	Use of Cannabis to Treat PTSD	12/01/2014
62/088,599	Use of Cannabis to Treat Migraine	12/07/2014
62/092,849	Novel Condom Comprising Cannabis Derived Compositions to Decrease of Erectile Dysfunction Symptoms	12/17/2014
62/095,020	Use of Cannabis to Treat Psoriasis	12/21/2014
62/135,185	Preparations of Cannabis Emulations and Methods Thereof	03/19/2015
62/160,609	Use of Cannabis to Treat Fibromyalgia, Methods of and Compositions Thereof	05/13/2015
62/173,992	Synergistic Use of Cannabis for Testing Multiple Myeloma	06/11/2015

We anticipate that we will file additional patent applications in conjunction with our research, testing, and development of our cannabis-based Product Prospects.

Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities.

Competition

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

There can be given no assurance that any of our on cannabis-based medical products will obtain regulatory approval in the US or in other markets that we intent to market such products.

Employees

We presently have no full-time employees. Our Chief Executive Officer and Chief Financial Officer are employed under services agreements with the Company. Our officers and directors are expected to dedicate approximately 60% of their professional time to our business until such time that we receive regulatory approval of any Product Prospect. OWC currently has four employees. OWC's employees conduct our medical research through collaboration agreements with third parties.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Government Laws and Regulations Relating to the Cannabis Industry

Israel

To date, our research and development activities have been conducted in and limited to Israel. The cannabis-based products we are developing contain controlled substance (cannabis) as defined in the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the Ministry of Health, IMCU - Israel Medical Cannabis Unit, on an ad-hoc basis. OWC obtained necessary IMCU licenses in order to carry out the research in collaboration with Sheba Academic Medical Center and with G.C. Group. OWC is acquiring the cannabis needed for its research activities from G.K. Medical Cannabis, a government-licensed Israeli medical cannabis grower. Because we do not have a license to possess cannabis, the cannabis that is required for the studies must be transported from the licensed grower directly to Sheba's laboratories, in compliance with our license to use cannabis for medical research. We have applied for additional licenses in order to continue our activities in collaboration with Sheba Academic Medical Center and with G.C. Group.

Although we have been successful in obtaining a license to use cannabis for medical research, there can be no assurance that we will be able to continue to maintain this license in the future.

United States

In the event that we seek to conduct any product-related activities in the United States in the future, the research and development, manufacturing, distribution and sale of our Product Prospects will become subject to the United States' Federal Controlled Substances Act of 1970 and regulations promulgated thereunder. While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II-V, since approval by the FDA satisfies the "accepted medical use" requirement. If approved by the FDA, we expect the products to be listed by the Drug Enforcement Agency or DEA as a Schedule II or III controlled substance. Consequently, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of our future products will be subject to a significant degree of regulation by the DEA. In addition, individual states in the United States have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our products. To date, a total of 23 states, the District of Columbia and Guam allow for comprehensive public medical cannabis programs. In addition, 16 states allow use of "low THC, high cannabidiol (CBD)" products for medical reasons in limited situations.

As of the date of this filing, the Company has provided consulting services to a medical marijuana program with locations in Hawaii and Pennsylvania. We do not grow or distribute cannabis. However, our providing of ancillary products and services to state-approved programs could be deemed to be aiding and abetting illegal activities, a violation of federal law. We intend to remain within the guidelines outlined in the Cole Memo (see "The Cole Memo"), however, we cannot provide assurance that the Company is in full compliance with the Cole Memo or any other federal laws or regulations. Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws.

The Cole Memo

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities. As discussed above, the CSA makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, as of the date of this filing, twenty-three states and the District of Columbia have legalized certain cannabis-related activity.

In light of these developments, DOJ Deputy Attorney General James M. Cole issued a memorandum (the "Cole Memo") to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of DOJ's federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress's determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities:

●	Preventing the distribution of cannabis to minors;
●	Preventing revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;
●	Preventing the diversion of cannabis from states where it is legal under state law in some form to other states;
●	Preventing state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	Preventing violence and the use of firearms in the cultivation and distribution of cannabis;
●	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;
●	Preventing the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and
●	Preventing cannabis possession or use on federal property.

Deputy Attorney General Cole is issuing supplemental guidance directing that prosecutors also consider the Enforcement Priorities with respect to federal money laundering, unlicensed money transmitter, and BSA offenses predicated on cannabis-related violations of the CSA.

FinCEN

Since the use of cannabis is illegal under federal law, we or our consulting clients may have difficulty acquiring or maintaining bank accounts in the United States. The Financial Crimes Enforcement Network ("FinCEN") provided guidance on February 14, 2014 about how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations ("BSA"). In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a cannabis-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

Europe

Even though we do not currently intend to distribute any future products or provide consulting services in Europe, we may do so in the future. Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961, amended 1972), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as Schedule I ("substances with addictive properties, presenting a serious risk of abuse") and as Schedule IV ("the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value") narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies tetrahydrocannabinol (THC) - the principal psychoactive cannabinoid of cannabis - as schedule I psychotropic substance (Substances presenting a high risk of abuse, posing a particularly, serious threat to public health which are of very little or no therapeutic value).

Most countries in Europe are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to our obtaining manufacturing and/or marketing approval for our products in those countries or to providing consulting services in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, or for us to provide consulting services, or achieving such amendments to the laws and regulations may take a prolonged period of time. While some countries in Europe such as the United Kingdom, Germany, the Czech Republic, France, Romania, and Finland have decriminalized cannabis or permit its use for medical purposes, no country has completely legalized it.

Regulations Related to the Drug Regulatory Process

We operate in a highly controlled regulatory environment. Stringent regulations establish requirements relating to analytical, toxicological and clinical standards and protocols in respect of the testing of pharmaceuticals. Regulations also cover research, development, manufacturing and reporting procedures, both pre- and post-approval. Failure to comply with regulations can result in stringent sanctions, including product recalls, withdrawal of approvals, seizure of products and criminal prosecution. Further, may countries have stringent regulations relating to the possession and use of cannabis.

Before obtaining regulatory approvals for the commercial sale of our future product candidates, we must demonstrate through preclinical studies and clinical trials that our product candidates are safe and effective. Historically, the results from preclinical studies and early clinical trials often have not accurately predicted results of later clinical trials. In addition, a number of pharmaceutical products have shown promising results in clinical trials but subsequently failed to establish sufficient safety and efficacy results to obtain necessary regulatory approvals. We expect to incur substantial expense for, and devote a significant amount of time to, preclinical studies and clinical trials. Many factors can delay the commencement and rate of completion of clinical trials, including the inability to recruit patients at the expected rate, the inability to follow patients adequately after treatment, the failure to manufacture sufficient quantities of materials used for clinical trials, and the emergence of unforeseen safety issues and governmental and regulatory delays. If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical studies and clinical trials. Additionally, as a result of these failures, we may also be unable to obtain additional financing.

Governmental authorities in all major markets require that a new pharmaceutical product be approved or exempted from approval before it is marketed, and have established high standards for technical appraisal, which can result in an expensive and lengthy approval process. The time to obtain approval varies by country and some products are never approved. The lengthy process of conducting clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

A summary of the Israeli, U.S. and EU regulatory processes follow below.

Israel

In order to conduct clinical testing on humans in Israel, special authorization must first be obtained from the ethics committee and general manager of the institution in which the clinical studies are scheduled to be conducted, as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects), as amended from time to time, and other applicable legislation. These regulations also require authorization from the Israeli Ministry of Health, except in certain circumstances, and in the case of genetic trials, special fertility trials and similar trials, an additional authorization of the overseeing institutional ethics committee. The institutional ethics committee must, among other things, evaluate the anticipated benefits that are likely to be derived from the project to determine if it justifies the risks and inconvenience to be inflicted on the human subjects, and the committee must ensure that adequate protection exists for the rights and safety of the participants as well as the accuracy of the information gathered in the course of the clinical testing. Since, at this time, we intend to perform all of the clinical studies in Israel, we will be required to obtain authorization from the ethics committee and general manager of each institution in which we intend to conduct our clinical trials, and in most cases, from the Israeli Ministry of Health.

Israel's Ministry of Health, which regulates medical testing, has adopted protocols that correspond, generally, to those of the FDA and the EMA, making it comparatively straightforward for studies conducted in Israel to satisfy FDA and the European Medicines Agency requirements, thereby enabling medical technologies subjected to clinical trials in Israel to reach U.S. and EU commercial markets in an expedited fashion. Many members of Israel's medical community have earned international prestige in their chosen fields of expertise and routinely collaborate, teach and lecture at leading medical centers throughout the world. Israel also has free trade agreements with the United States and the European Union.

Currently we do not conduct any product-related activities such as research, development, manufacturing or marketing activities outside of Israel, nor do we expect to for the foreseeable future.

United States

In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the safety and effectiveness standards for our products and the raw materials and components used in the production of, testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of product candidates on a product-by-product basis.

Preclinical tests include in vitro and in vivo evaluation of the product candidate, its chemistry, formulation and stability, and animal studies to assess potential safety and efficacy. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. After laboratory analysis and preclinical testing, testing, a sponsor files an Investigational New Drug application, or IND, to begin human testing. Typically, a manufacturer conducts a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent. In Phase I, small clinical trials are conducted to determine the safety and proper dose ranges of product candidates. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of product candidates. In Phase III, clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy. The time and expense that will be required for us to perform this clinical testing can vary and is substantial. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing within any specific time period, if at all. Furthermore, the FDA, the Institutional Review Board responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

If the clinical data from these clinical trials (Phases I, II and III) are deemed to support the safety and effectiveness of the candidate product for its intended use, then we may proceed to seek to file with the FDA, a New Drug Application, or NDA, seeking approval to market a new drug for one or more specified intended uses. We have not completed our clinical trials for any candidate product for any intended use and therefore, we cannot ascertain whether the clinical data will support and justify filing an NDA. Nevertheless, if and when we are able to ascertain that the clinical data supports and justifies filing an NDA, we intend to make such appropriate filings.

The purpose of the NDA is to provide the FDA with sufficient information so that it can assess whether it ought to approve the candidate product for marketing for specific intended uses. The fact that the FDA has designated a drug as an orphan drug for a particular intended use does not mean that the drug has been approved for marketing. Only after an NDA has been approved by the FDA is marketing appropriate. A request for orphan drug status must be filed before the NDA is filed. The orphan drug designation, though, provides certain benefits, including a seven-year period of market exclusivity subject to certain exceptions.

The NDA normally contains, among other things, sections describing the chemistry, manufacturing, and controls, non-clinical pharmacology and toxicology, human pharmacokinetics and bioavailability, microbiology, the results of the clinical trials, and the proposed labeling which contains, among other things, the intended uses of the candidate product.

We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA. The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted. The process may be significantly extended by requests for additional information or clarification regarding information already provided. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians. Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on our activities. We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses and these limitations may adversely affect the commercial viability of the product. Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

Even after we obtain FDA approval, we may be required to conduct further clinical trials (i.e., Phase IV trials) and provide additional data on safety and effectiveness. We are also required to gain separate approval for the use of an approved product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

As an alternate path for FDA approval of new indications or new formulations of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a "stand-alone" or "full" NDA. Section 505(b)(2) of the Food, Drug, and Cosmetic Act, or FDC, was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication. The Hatch-Waxman Amendments permit the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA's conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the labeled indications for which the reference product has been approved, as well as for any new indication supported by the NDA. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in an NDA submitted under Section 505(b)(2).

To the extent that the Section 505(b)(2) applicant is relying on the FDA's conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference product has expired. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product. We have currently received no approvals to market our products from the FDA or other foreign regulators.

We may also be subject to various federal, state and international laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Many states have similar laws that are not restricted to federal healthcare programs. Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursement, including claims for the sale of drugs or services, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. If the government or a whistleblower were to allege that we violated these laws there could be a material adverse effect on us, including our stock price. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition. A finding of liability under these laws can have significant adverse financial implications for us and can result in payment of large penalties and possible exclusion from federal healthcare programs. We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them. However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

European Economic Area

Although we are not currently seeking regulatory approval in the EU, we or our potential future licensees may do so in the future. As such, a summary of the EU regulatory processes follows below.

A medicinal product may only be placed on the market in the European Economic Area, or EEA, composed of the 27 EU member states, plus Norway, Iceland and Lichtenstein, when a marketing authorization has been issued by the competent authority of a member state pursuant to Directive 2001/83/EC (as recently amended by Directive 2004/27/EC), or an authorization has been granted under the centralized procedure in accordance with Regulation (EC) No. 726/2004 or its predecessor, Regulation 2309/93. There are essentially three community procedures created under prevailing European pharmaceutical legislation that, if successfully completed, allow an applicant to place a medicinal product on the market in the EEA.

Centralized Procedure

Regulation 726/2004/EC now governs the centralized procedure when a marketing authorization is granted by the European Commission, acting in its capacity as the European Licensing Authority on the advice of the EMA. That authorization is valid throughout the entire community and directly or (as to Norway, Iceland and Liechtenstein) indirectly allows the applicant to place the product on the market in all member states of the EEA. The EMA is the administrative body responsible for coordinating the existing scientific resources available in the member states for evaluation, supervision and pharmacovigilance of medicinal products. Certain medicinal products, as described in the Annex to Regulation 726/2004, must be authorized centrally. These are products that are developed by means of a biotechnological process in accordance with Paragraph 1 to the Annex to the Regulation. Medicinal products for human use containing a new active substance for which the therapeutic indication is the treatment of acquired immune deficiency syndrome, or AIDS, cancer, neurodegenerative disorder or diabetes must also be authorized centrally. Starting on May 20, 2008, the mandatory centralized procedure was extended to autoimmune diseases and other immune dysfunctions and viral diseases. Finally, all medicinal products that are designated as orphan medicinal products pursuant to Regulation 141/2000 must be authorized under the centralized procedure. An applicant may also opt for assessment through the centralized procedure if it can show that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization centrally is in the interests of patients at the community level. For each application submitted to the EMA for scientific assessment, the EMA is required to ensure that the opinion of the Committee for Medicinal Products for Human Use, or CHMP, is given within 210 days after receipt of a valid application. This 210 days period does not include the time that the applicant to answer any questions raised during the application procedure, the so-called 'clock stop' period. If the opinion is positive, the EMA is required to send the opinion to the European Commission, which is responsible for preparing the draft decision granting a marketing authorization. This draft decision may differ from the CHMP opinion, stating reasons for diverging for the CHMP opinion. The draft decision is sent to the applicant and the member states, after which the European Commission takes a final decision. If the initial opinion of the CHMP is negative, the applicant is afforded an opportunity to seek a re-examination of the opinion. The CHMP is required to re-examine its opinion within 60 days following receipt of the request by the applicant. All CHMP refusals and the reasons for refusal are made public on the EMA website. Without a centralized marketing authorization it is prohibited to place a medicinal product that must be authorized centrally on the market in the EU.

Mutual Recognition and Decentralized Procedures

With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for medicinal products placed on their national markets. If the applicant for a marketing authorization intends to market the same medicinal product in more than one member state, the applicant may seek an authorization progressively in the community under the mutual recognition or decentralized procedure. Mutual recognition is used if the medicinal product has already been authorized in a member state. In this case, the holder of this marketing authorization requests the member state where the authorization has been granted to act as reference member state by preparing an updated assessment report that is then used to facilitate mutual recognition of the existing authorization in the other member states in which approval is sought (the so-called concerned member state(s)). The reference member state must prepare an updated assessment report within 90 days of receipt of a valid application. This report together with the approved Summary of Product Characteristics, or SmPC (which sets out the conditions of use of the product), and a labeling and package leaflet are sent to the concerned member states for their consideration. The concerned member states are required to approve the assessment report, the SmPC and the labeling and package leaflet within 90 days of receipt of these documents. The total procedural time is 180 days.

The decentralized procedure is used in cases where the medicinal product has not received a marketing authorization in the EU at the time of application. The applicant requests a member state of its choice to act as reference member state to prepare an assessment report that is then used to facilitate agreement with the concerned member states and the grant of a national marketing authorization in all of these member states. In this procedure, the reference member state must prepare, for consideration by the concerned member states, the draft assessment report, a draft SmPC and a draft of the labeling and package leaflet within 120 days after receipt of a valid application. As in the case of mutual recognition, the concerned member states are required to approve these documents within 90 days of their receipt.

For both mutual recognition and decentralized procedures, if a concerned member state objects to the grant of a marketing authorization on the grounds of a potential serious risk to public health, it may raise a reasoned objection with the reference member state. The points of disagreement are in the first instance referred to the Co-ordination Group on Mutual Recognition and Decentralized Procedures, or CMD, to reach an agreement within 60 days of the communication of the points of disagreement. If member states fail to reach an agreement, then the matter is referred to the EMA and CHMP for arbitration. The CHMP is required to deliver a reasoned opinion within 60 days of the date on which the matter is referred. The scientific opinion adopted by the CHMP forms the basis for a binding European Commission decision.

Irrespective of whether the medicinal product is assessed centrally, de-centrally or through a process of mutual recognition, the medicinal product must be manufactured in accordance with the principles of good manufacturing practice as set out in Directive 2003/94/EC and Volume 4 of the rules governing medicinal products in the European community. Moreover, community law requires the clinical results in support of clinical safety and efficacy based upon clinical trials conducted in the European community to be in compliance with the requirements of Directive 2001/20/EC, which implements good clinical practice in the conduct of clinical trials on medicinal products for human use. Clinical trials conducted outside the European community and used to support applications for marketing within the EU must have been conducted in a way consistent with the principles set out in Directive 2001/20/EC. The conduct of a clinical trial in the EU requires, pursuant to Directive 2001/20/EC, authorization by the relevant national competent authority where a trial takes place, and an ethics committee to have issued a favorable opinion in relation to the arrangements for the trial. It also requires that the sponsor of the trial, or a person authorized to act on his behalf in relation to the trial, be established in the community.

National Procedure

This procedure is available for medicinal products that do not fall within the scope of mandatory centralized authorization and are intended for use in only one EU member state. Specific procedures and timelines differ between member states, but the duration of the procedure is generally 210 days and based on a risk/efficacy assessment by the competent authority of the member state concerned, followed by determination of SmPC, package leaflet and label text/layout and subsequently grant of the marketing authorization. Marketing authorizations granted on this basis are not mutually recognized by other member states.

There are various types of applications for marketing authorizations:

Full Applications. A full application is one that is made under any of the community procedures described above and "stands alone" in the sense that it contains all of the particulars and information required by Article 8(3) of Directive 2001/83 (as amended) to allow the competent authority to assess the quality, safety and efficacy of the product and in particular the balance between benefit and risk. Article 8(3)(l) in particular refers to the need to present the results of the applicant's research on (i) pharmaceutical (physical-chemical, biological or microbiological) tests, (ii) preclinical (toxicological and pharmacological) studies and (iii) clinical trials in humans. The nature of these tests, studies and trials is explained in more detail in Annex I to Directive 2001/83/EC. Full applications would be required for products containing new active substances not previously approved by the competent authority, but may also be made for other products.

Abridged Applications. Article 10 of Directive 2001/83/EC contains exemptions from the requirement that the applicant provide the results of its own preclinical and clinical research. There are three regulatory routes for an applicant to seek an exemption from providing such results, namely (i) cross-referral to an innovator's results without consent of the innovator, (ii) well established use according to published literature and (iii) consent to refer to an existing dossier of research results filed by a previous applicant.

Cross-referral to Innovator's Data

Articles 10(1) and 10(2)(b) of Directive 2001/83/EC provide the legal basis for an applicant to seek a marketing authorization on the basis that its product is a generic medicinal product (a copy) of a reference medicinal product that has already been authorized, in accordance with community provisions. A reference product is, in principle, an original product granted an authorization on the basis of a full dossier of particulars and information. This is the main exemption used by generic manufacturers for obtaining a marketing authorization for a copy product. The generic applicant is not required to provide the results of preclinical studies and of clinical trials if its product meets the definition of a generic medicinal product and the applicable regulatory results protection period for the results submitted by the innovator has expired. A generic medicinal product is defined as a medicinal product:

●	having the same qualitative and quantitative composition in active substance as the reference medicinal product;
●	having the same pharmaceutical form as the reference medicinal product; and
●	whose bioequivalence with the reference medicinal product has been demonstrated by appropriate bioavailability studies.

Applications in respect of a generic medicinal product cannot be made before the expiry of the protection period. Where the reference product was granted a national marketing authorization pursuant to an application made before October 30, 2005, the protection period is either 6 years or 10 years, depending upon the election of the particular member state concerned. Where the reference product was granted a marketing authorization centrally, pursuant to an application made before November 20, 2005, the protection period is 10 years. For applications made after these dates, Regulation 726/2004 and amendments to Directive 2001/83/EC provide for a harmonized protection period regardless of the approval route utilized. The harmonized protection period is in total 10 years, including eight years of research data protection and two years of marketing protection. The effect is that the originator's results can be the subject of a cross-referral application after eight years, but any resulting authorization cannot be exploited for a further two years. The rationale of this procedure is not that the competent authority does not have before it relevant tests and trials upon which to assess the efficacy and safety of the generic product, but that the relevant particulars can, if the research data protection period has expired, be found on the originator's file and used for assessment of the generic medicinal product. The 10-year protection period can be extended to 11 years where, in the first eight years post-authorization, the holder of the authorization obtains approval for a new indication assessed as offering a significant clinical benefit in comparison with existing products.

If the copy product does not meet the definition of a generic medicinal product or if certain types of changes occur in the active substance(s) or in the therapeutic indications, strength, pharmaceutical form or route of administration in relation to the reference medicinal product, Article 10(3) of Directive 2001/83/EC provides that the results of the appropriate preclinical studies or clinical trials must be provided by the applicant.

Well-Established Medicinal Use

Under Article 10a of Directive 2001/83/EC, an applicant may, in substitution for the results of its own preclinical and clinical research, present detailed references to published literature demonstrating that the active substance(s) of a product have a well-established medicinal use within the community with recognized efficacy and an acceptable level of safety. The applicant is entitled to refer to a variety of different types of literature, including reports of clinical trials with the same active substance(s) and epidemiological studies that indicate that the constituent or constituents of the product have an acceptable safety/efficacy profile for a particular indication. However, use of the published literature exemption is restricted by stating that in no circumstances will constituents be treated as having a well-established use if they have been used for less than 10 years from the first systematic and documented use of the substance as a medicinal product in the EU. Even after 10 years' systematic use, the threshold for well-established medicinal use might not be met. European pharmaceutical law requires the competent authorities to consider among other factors the period over which a substance has been used, the amount of patient use of the substance, the degree of scientific interest in the use of the substance (as reflected in the scientific literature) and the coherence (consistency) of all the scientific assessments made in the literature. For this reason, different substances may reach the threshold for well-established use after different periods, but the minimum period is 10 years. If the applicant seeks approval of an entirely new therapeutic use compared with that to which the published literature refers, additional preclinical and/or clinical results would have to be provided.

Informed Consent

Under Article 10c of Directive 2001/83/EC, following the grant of a marketing authorization the holder of such authorization may consent to a competent authority utilizing the pharmaceutical, preclinical and clinical documentation that it submitted to obtain approval for a medicinal product to assess a subsequent application relating to a medicinal product possessing the same qualitative and quantitative composition with respect to the active substances and the same pharmaceutical form.

Law Relating to Pediatric Research

Regulation (EC) 1901/2006 (as amended by Regulation (EC) 1902/2006) was adopted on December 12, 2006. This Regulation governs the development of medicinal products for human use in order to meet the specific therapeutic needs of the pediatric population. It requires any application for marketing authorization made after July 26, 2008 in respect of a product not authorized in the European Community on January 26, 2007 (the time the Regulation entered into force), to include the results of all studies performed and details of all information collected in compliance with a pediatric investigation plan agreed by the Pediatric Committee of the EMA, unless the product is subject to an agreed waiver or deferral or unless the product is excluded from the scope of Regulation 1902/2006 (generics, hybrid medicinal products, biosimilars, homeopathic and traditional (herbal) medicinal products and medicinal products containing one or more active substances of well-established medicinal use). Waivers can be granted in certain circumstances where pediatric studies are not required or desirable. Deferrals can be granted in certain circumstances where the initiation or completion of pediatric studies should be deferred until appropriate studies in adults have been performed. Moreover, this regulation imposes the same obligation from January 26, 2009 on an applicant seeking approval of a new indication, pharmaceutical form or route of administration for a product already authorized and still protected by a supplementary protection certificate granted under Regulation EC 469/2009 and its precursor (EEC) 1768/92 or by a patent that qualifies for the granting of such a supplementary protection certificate. The pediatric Regulation 1901/2006 also provides, subject to certain conditions, a reward for performing such pediatric studies, regardless of whether the pediatric results provided resulted in the grant of a pediatric indication. This reward comes in the form of an extension of six months to the supplementary protection certificate granted in respect of the product, unless the product is subject to orphan drug designation, in which case the 10-year market exclusivity period for such orphan products is extended to 12 years. If any of the non-centralized procedures for marketing authorization have been used, the six-month extension of the supplementary protection certificate is only granted if the medicinal product is authorized in all member states.

Post-authorization Obligations

In the pre-authorization phase the applicant must provide a detailed pharmacovigilance plan that it intends to implement post-authorization. An authorization to market a medicinal product in the EU carries with it an obligation to comply with many post-authorization organizational and behavioral regulations relating to the marketing and other activities of authorization holders. These include requirements relating to post-authorization efficacy studies, post-authorization safety studies, adverse event reporting and other pharmacovigilance requirements, advertising, packaging and labeling, patient package leaflets, distribution and wholesale dealing. The regulations frequently operate within a criminal law framework and failure to comply with the requirements may not only affect the authorization, but also can lead to financial and other sanctions levied on the company in question and responsible officers. As a result of the currently on-going overhaul of EU pharmacovigilance legislation the financial and organizational burden on market authorization holders will increase significantly, such as the obligation to maintain a pharmacovigilance system master file that applies to all holders of marketing authorizations granted in accordance with Directive 2001/83/EC or Regulation (EC) No 726/2004. Marketing authorization holders must furthermore collect data on adverse events associated with use of the authorized product outside the scope of the authorization. Pharmacovigilance for biological products and medicines with a new active substance will be strengthened by subjecting their authorization to additional monitoring activities. The EU is currently in the process of issuing implementing regulations for the new pharmacovigilance framework.

Any authorization granted by member state authorities, which within three years of its granting is not followed by the actual placing on the market of the authorized product in the authorizing member state ceases to be valid. When an authorized product previously placed on the market in the authorizing member state is no longer actually present on the market for a period of three consecutive years, the authorization for that product shall cease to be valid. The same two three year periods apply to authorizations granted by the European Commission based on the centralized procedure.

ITEM 1A. RISK FACTORS Back to Table of Contents

Risks Related to Our Financial Position and Capital Requirements

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements included in this annual report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $65,000 per year simply to cover our administrative, legal and accounting fees. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock and the issuance of convertible notes, which have subsequently been converted into restricted shares of Common Stock.

Based on our financial history, in its report on the financial statements for the year ended December 31, 2015 our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenues and we do not anticipate generating any significant revenues in 2016.

Notwithstanding our success in raising over $2.1 million from the sale of our securities, principally during 2014, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, or otherwise, and/or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

We face many of the risks and difficulties frequently encountered by relatively new companies with respect to our operations.

The Company's business involves two distinct operations: (i) conducting scientific research and development in collaboration with leading universities and institutions in Israel on the use of cannabis for medical treatment and (ii) providing consulting services to assist clients with establishing their own medical cannabis treatment programs. We have not yet generated any significant revenues from any of our two distinct business operations. Notwithstanding the significant scientific and medical experience of OWC's management and research collaborators, neither the Company nor OWC have any significant operating history as a medical research company engaged in cannabis research or a consulting firm providing advisory services related to medical cannabis upon which an evaluation of the Company and its prospects could be based. There can be no assurance that our management will be successful in being able to commercially exploit the results, if any, from our medical and scientific research projects or that we will be able to develop products and treatments that will enable us to generate sufficient revenues to meet our expenses or to achieve and/or maintain profitability.

If we are unable to raise sufficient capital as needed, we may be required to reduce the scope of our research and development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all your investment.

Risks Relating to Our Product Prospects and Future Products, Our Services and the Cannabis Industry

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

Given the rapid changes affecting the cannabis-related medical research and development industry, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to develop innovative cannabis-related products and treatments working with our university and institutional partners that will be accepted, especially with ever-changing legal and regulatory environment. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Changes in legislation or regulation in the health care systems in the United States and foreign jurisdictions may affect us.

Our ability to successfully commercialize our cannabis-based medical products and treatments may depend on how Israel, the US and other respective governments and/or health administrations provide coverage and/or reimbursements for our cannabis-based Product Prospects and treatments. The ongoing efforts of governments, insurance companies, and other participants in the health care services industry to trim health care costs may adversely affect our ability to achieve profitability.

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

We depend substantially on collaboration with our research and development partners.

We do not have in-house research facilities and, as a consequence, we must rely on collaboration agreements with industry partners, as well as leading academic medical centers, in order to develop, research, produce and commercialize our novel cannabinoid-based therapies targeting a variety of different indications and effectively help patients in need.

Dr. Yehuda Baruch, OWC's Director of Research and Regulatory Affairs, is highly qualified by both training and experience, is monitoring the progress of the investigation and research of our medical cannabis development. In addition, Alon Sinai, Chief Operating Officer of OWC, serves as our key liaison with our collaboration partners at the major Israeli hospitals and medical centers. See the disclosure under "Directors, Executive Officers, Promoters and Control Persons - Key Medical Personnel of One World Cannabis" below.

To date, OWC has signed three research collaboration and license agreements with Sheba Academic Medical Center located in Tel Hashomer, Israel ("Sheba"). Sheba is a university-affiliated hospital that serves as one of Israel's national medical centers and is one of the most advanced medical centers in the Middle East. Within the framework of the agreements with Sheba, OWC will initiate three studies at the Sheba facilities to explore the effect of three formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma, psoriasis and fibromyalgia. Each formulation will be targeted at one of the three indications.

In August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd., a large Israeli private label manufacturer, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis. The Company intends to enter into a binding agreement with Emilia Cosmetics, which will set forth milestones and payment terms, in the second quarter of 2016 and to initiate the development of the topical cream by the end of the second quarter of 2016 at the Emilia Cosmetics labs located in Yerucham, Israel. However, there is no guarantee that we will be able to enter into a binding agreement with Emilia Cosmetics on terms favorable to us or at all. The Company expects to complete the development process in the second quarter of 2016 and then to initiate a phase I study at the Sheba facilities to explore the efficacy of the topical cream on psoriasis. However, we do not know if our expectations with respect to the development process will be fulfilled in a timely manner, if at all, or if the costs of development will exceed our anticipation.

While we retain full ownership of our intellectual property, or other proprietary rights and trade secrets that were conceived prior to entry into the agreements with Sheba, the psoriasis and fibromyalgia research agreements with Sheba provide that all intellectual property and other rights that are conceived during the course of the collaboration will be jointly owned by Sheba and One World Cannabis.

Collaboration agreements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize cannabis-based medical products.

We may also enter into collaboration agreements with pharmaceutical companies and/or biotechnology institutions for the development or commercialization of our cannabis-based Product Prospects and treatments, which agreements may contain provisions based upon, among other things, the merits of retaining certain rights. We will face significant competition in seeking appropriate collaborators and in negotiating agreements at acceptable terms, if at all. We may not be successful in our efforts to enter, implement and maintain collaboration agreements. Disagreements stemming from collaboration agreements concerning development, intellectual property, regulatory or commercialization matters can lead to delays and, in some cases, termination of our collaboration agreements or otherwise result in the potentially significant costs and fees in seeking to enforce or protect our rights, if any. Any such disagreements can be difficult if, in fact, neither of the parties has final decision making authority. The resulting outcome of any disputes and/or disagreements would in all likelihood adversely affect our business.

Clinical trials of cannabis-based medical products and treatments are novel terrain with very limited or non-existing clinical trials history; we face a significant risk that the trials will not result in commercially viable products and treatments.

At present, there is no documented history of clinical trials from which we can derive any scientific conclusions, or prove that our present assumptions for the current and planned research are scientifically compelling. The results from our 2015 in vitro studies on the effect of a formulation comprised of Cannabidiol (CBD) and tetrahydrocannabinol (THC) on multiple myeloma cells studied outside their normal biological context indicated a 100% mortality rate of myeloma cells in 60% of the cultured cells within a 24 to 48 hour period, and highlight the abilities of cannabis oil extract to successfully fight multiple myeloma cancer. While we are encouraged by the results of the limited in vitro tests, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities in Israel and elsewhere, such as an IRB (Helsinki committee), IMCU - Israel Medical Cannabis Unit, or the FDA, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

● lack of effectiveness of any formulation or delivery system during clinical trials;

● discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;

● slower than expected rates of subject recruitment and enrollment rates in clinical trials;

● delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

● delays in obtaining regulatory authorization to commence a trial, including IRB approvals, licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;

● unfavorable results from ongoing pre-clinical studies and clinical trials.

● patients or investigators failing to comply with study protocols;

● patients failing to return for post-treatment follow-up at the expected rate;

● sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;

● third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or act in ways inconsistent with the established investigator agreement, clinical study protocol, good clinical practices, and other Institutional Review Board requirements;

● third-party entities do not perform data collection and analysis in a timely or accurate manner or at all; or

● regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with existing and potential future laws and regulations relating to drug development could harm our plan of operations.

Our business is, and will be, subject to wide-ranging, existing laws and regulations of the State of Israel, the U.S. (federal and states), and other governments in each of the countries we may develop and market our Product Prospects. We must comply to all regulatory requirements if we expect to be successful.

If any of our cannabis-based Product Prospects and treatments is approved in the United States, it will be subject to ongoing regulatory requirements including federal and state requirements. As a result, we and our collaborators and/or joint venture partners must continue to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and, of upmost importance, clinical trials. We will also be required to report certain adverse reactions and production problems, if any and applicable, to the FDA, and to comply with advertising and promotion requirements for our cannabis-based Product Prospects and treatments.

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

The FDA has not approved cannabis as a safe and effective drug for any indication.

The FDA has not approved the whole-plant extract of Cannabis as a safe and effective drug for any indication. Although the FDA has not approved any drug product containing or derived from botanical cannabis, the FDA is aware that there is considerable interest in its use to attempt to treat a number of medical conditions. Before conducting testing in humans of a drug that has not been approved by the FDA, we will need to submit an investigational new drug (IND) application, which is reviewed by the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Failure to secure the necessary Israeli licenses to use cannabis for medical research could limit our ability to execute our research and development activities, delay the launch of our products and adversely affect the results of our business operations.

To date, we are only conducting our research in Israel and, in fact, have limited our activities to Israel. The medical products we are developing contain cannabis, a "controlled substance" as defined in the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the Ministry of Health, Israel Medical Cannabis Unit (IMCU), on an ad-hoc basis. OWC acquires the cannabis needed for its research activities from G.K. Medical Cannabis, a government-licensed Israeli medical cannabis grower. OWC obtained necessary IMCU licenses in order to carry out the research in collaboration with Sheba and with G.C. Group. Because OWC does not have a license to possess cannabis, the cannabis is transported from the grower directly to the labs at Sheba and at G.C. Group, in accordance with our license to use cannabis for medical research. We have applied for further licenses in order to continue our activities. Although we have an established track record of successfully obtaining the requisite licenses as required, there can be no assurance that we will continue to be able to secure licenses in the future. If we fail to comply with Israeli rules and regulations related to the licensing of cannabis, we may not be able to research and develop our Product Prospects as we intend or at all. We have been successful in obtaining a license to use cannabis for medical research, but there can be no assurances that we will be able to continue to maintain this license in the future.

If we choose to distribute our future products in the United States, we will be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our products and failure to comply with these laws and regulations may adversely affect the results of our business operations.

Our future products will contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While Cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II - V, since approval by the FDA satisfies the "accepted medical use" requirement. If and when our Product Prospects receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of our Product Prospects to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of our Product Prospects. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that Product Prospects may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our Product Prospects.

We expect that our Product Prospects will be scheduled as Schedule II or III, as a result of which we will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If a Product Prospects is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

We may manufacture the commercial supply of our Product Prospects outside of the United States. If a Product Prospect is approved by the FDA and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains from the DEA an importer registration and files an application with the DEA for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of a Product Prospect and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted.

Individual states have also established controlled substance laws and regulations. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our potential future partners would also need to obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Our ability to provide consulting services in the United States is dependent on additional states legalizing medical marijuana.

While continuing with scientific investigations into medical effects and benefits of cannabis, the Company anticipates that it will begin generating revenue through providing consulting services related to medical marijuana programs. Continued development of the medical marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical purposes and, in certain states, including California, based on the specifics of the legislation passed in that state. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured, and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposals, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for medical purposes, which would limit the market for our services and products and negatively impact our business and revenues.

State and municipal governments in which we provide consulting services or seek to provide consulting services may have, or may adopt laws that adversely affect our ability to do business.

While the federal government has the right to regulate and criminalize marijuana, which it has in fact done, state and municipal governments may adopt additional laws and regulations that further criminalize or negatively affect marijuana businesses. States that currently have laws that decriminalize or legalize certain aspects of marijuana, such as medical marijuana, could in the future, reverse course and adopt new laws that further criminalize or negatively affect marijuana businesses. Additionally, municipal governments in these states may have laws that adversely affect marijuana businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where marijuana operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our ability to do business, and adverse enforcement actions under these laws may lead to costly litigation and a closure of the businesses with which we have contracts or royalty-fee structures in place, in turn, affecting our own business. Moreover, if additional states do not adopt laws that legalize certain aspects of the marijuana industry, we may not be able to expand our business in the manner in which we prefer.

Also, given the complexity and rapid change of the federal, state and local laws pertaining to marijuana, the Company may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by our business endeavors. For example, some states permit entities to enter into joint venture relationships with individual license holders that provide for revenue sharing arrangements. In other states, revenue sharing is not permitted, and we will accept fee-for-service arrangement on a cost-plus basis for our services. State and municipal governments may also limit the number of specialized licenses available or apply stringent compliance requirements necessary to maintain the license. These developments may limit our ability to expand our negatively affect our business model.

The businesses that we consult for with may have difficulty accessing the services of banks in the United States, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a strong argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that operate medical marijuana programs. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network ("FinCEN") released guidance to banks "clarifying Bank Secrecy Act ("BSA") expectations for financial institutions seeking to provide services to marijuana-related businesses." In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana treatment programs. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with medical marijuana retailers, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to purchase our products and services and could materially harm our business.

If we choose to engage in research and development or consulting activities in Europe, controlled substance legislation may restrict or limit our ability to provide consulting services or to research, manufacture and develop a commercial market for our products.

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961, amended 1972), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as Schedule I ("substances with addictive properties, presenting a serious risk of abuse") and as Schedule IV ("the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value") narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies tetrahydrocannabinol (THC) - the principal psychoactive cannabinoid of cannabis - as schedule I psychotropic substance (Substances presenting a high risk of abuse, posing a particularly, serious threat to public health which are of very little or no therapeutic value). Most countries in Europe are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

Laws and regulations affecting therapeutic uses of marijuana are constantly evolving.

The constant evolution of laws and regulations affecting the research and development of cannabis-based medical products and treatments could detrimentally affect our business. Laws and regulations related to the therapeutic uses of marijuana are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

Risks Related to Intellectual Property

Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays.

A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party's patents and will order us to stop the activities claimed by the patents, redesign our products or processes to avoid infringement or obtain licenses (which may not be available on commercially reasonable terms). In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

Moreover, there is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our product candidates, technologies or other matters.

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our products. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

●	these agreements may be breached;
●	these agreements may not provide adequate remedies for the applicable type of breach;
●	our trade secrets or proprietary know-how will otherwise become known; or
●	our competitors will independently develop similar technology or proprietary information.

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

 Risks Related to Management and Personnel

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

Our future success is dependent, in part, on the performance and continued service of Dr. Yehuda Baruch, OWC's director of research and regulatory affairs and Alon Sinai, OWC's Chief Operating Officer.

The Company is dependent to a great deal on Dr. Yehuda Baruch, OWC's Director of Research and Regulatory Affairs, to conduct and oversee our clinical studies. We are also dependent on the services of Alon Sinai, OWC's Chief Operating Officer, in negotiating and serving as our liaison with our collaboration partners at major Israeli medical centers. The loss of Dr. Baruch's services and those of Mr. Sinai could have a material adverse effect on the operations and prospects of the Company. Dr. Baruch is expected to handle all aspects of our research and regulatory affairs related to developing our Product Prospects. At this time, the Company does not currently have "key man" life insurance for Dr. Baruch or Mr. Sinai.

Risks Related to Our Common Stock

In addition to securities that have been or may be in the future issued to Kodiak Capital under the Note and Purchase Agreement, the Company currently has outstanding warrants, options and convertible notes, the exercise and conversion of which may be expected to dilute the value of our shares.

The Company has granted warrants and if those are exercised, the issuance of up to 15,631,602 shares of Common Stock of the Company may dilute the value of shares held by existing shareholders. We also issued a $78,500 convertible note in February 2016 that is convertible in August 2016 at a conversion price of 65% of the average of the three lowest prices for our common stock during the ten day trading period ending prior to the conversion date. Also, 200,000 shares of our common stock may be issued upon the exercise of outstanding options.

There can be no assurance of a liquid public trading market for our common stock or whether investors will be able to readily be able to sell their shares of common stock.

At present, our Common Stock is subject to quotation on the OTCQB market under the symbol OWCP. There is only a limited, liquid public trading market for our Common Stock and there can be no assurance that a more liquid market will ever develop or be sustained. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. There can be given no assurance that there will be any awareness generated or sustained. Consequently, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our Common Stock. As a result, holders of our Common Stock may not find purchasers for their shares should they to decide to sell the Common Stock held by them at any particular time if ever. Consequently, our Common Stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our Common Stock, possibly for a prolonged period of time.

In the event an active trading market develops for our common stock, the market price may, from time-to-time, be volatile.

In the event an active trading market develops for our Common Stock, the market price of our Common Stock may be highly volatile, as is the market for securities subject to quotation on OTC Markets in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in conditions or trends in the industry in which we operate, general market and economic conditions in the United States and world-wide as well as the number of our shares of Common Stock being purchased and sold at any particular time. These factors may materially adversely affect the market price of our Common Stock, regardless of our historic business performance or future prospects. In addition, the public stock markets have experienced and may be expected to experience extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to their operating performance. These market fluctuations may adversely affect the market price of our Common Stock.

A large number of additional shares will be available for resale into the public market pursuant to Rule 144, which may cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of December 31, 2015, we had 81,460,875 shares of Common Stock outstanding, of which 51,278,458 shares of Common Stock are restricted as a result of applicable federal securities laws. As restrictions on resale of other shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time. For a more detailed description of the risks associated with this Risk Factor, see the disclosure under the caption "Shares Eligible for Future Sale" contained in this Prospectus.

If holders of restricted securities sell a large number of shares pursuant to Rule 144 under the Act, they could adversely affect the market price for our Common Stock, which adverse affect could be sustained and over which we have no control.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share, of which 81,460,875 shares are currently outstanding.

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

Our directors and executive officers and present shareholders holding more than 5% of our Common Stock will continue to own of record and beneficially, in the aggregate, approximately 12.97% of our outstanding Common Stock (without accounting for any shares that may be issued to Kodiak Capital under the Purchase Agreement). As a result, if these shareholders were to choose to act together, they would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under the caption "Security Ownership of Certain Beneficial Owners and Management."

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

State Blue Sky registration and potential limitations on resale of our common stock.

The holders of our shares of common stock and those persons who desire to purchase our common stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market our securities to be a limited one.

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

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2015. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock is "thinly-traded," meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Our legal and financial compliance costs related to these rules and regulations may increase, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and quarterly, and, from time-to-time, current reports with respect to our business and operating results.

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should or could be made to improve our financial and management control systems in order to manage our growth and our legal obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, if and when any perceived deficiencies are discovered. However, we anticipate that the expenses associated with being a reporting public company are expected to be both material and continuing. We estimate that the aggregate cost of legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; and consultants to design and implement internal controls could be material. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors' and officers' liability insurance ("D&O Insurance"), the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be expected to be material.

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

Upon dissolution of the Company, our stockholders may not recoup all or any portion of their investment.

In the event of a liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the proceeds and/or assets of the Company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the holders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of the Company. In this event, our stockholders could lose some or all of their investment.

Risks Related to our Agreements with Kodiak Capital

The sale of our common stock to Kodiak Capital may cause dilution, and the sale of the shares of common stock acquired by Kodiak Capital, or the perception that such sales may occur, could cause the price of our common stock to fall. Similarly, the issuance of common stock to Kodiak pursuant to the Note could cause the price of our common stock to fall.

On December 17, 2015, we entered into the Purchase Agreement with Kodiak Capital. Pursuant the Purchase Agreement, Kodiak Capital has committed to purchase up to an aggregate of $750,000 of our common stock. The shares that may be sold pursuant to the Purchase Agreement in the future may be sold by us to Kodiak Capital at our discretion from time to time, commencing after the SEC has declared effective the registration statement that includes this prospectus and concluding on the one year anniversary thereof. The per share purchase price for the shares that we may sell to Kodiak Capital under the Purchase Agreement will fluctuate based on the price of our common stock, and will be equal to 70% of the lowest closing bid price of the common stock for the five consecutive trading days immediately following our request for Kodiak Capital to purchase the shares. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Kodiak Capital, except that, pursuant to the terms of the Purchase Agreement, we would be unable to sell shares to Kodiak Capital if such purchase would result in its beneficial ownership equaling more than 9.99% of the outstanding common stock. Kodiak Capital may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Kodiak Capital may sell all, some or none of those shares. Therefore, sales to Kodiak Capital by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Kodiak Capital, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The Note has a principal amount of $37,500 and matures on June 17, 2016. It is convertible into shares of common stock, anytime at the holder's discretion, following the earlier of the maturity date or the effective date of the registration statement, at a conversion price equal to 50% of the lowest daily volume weighted average price of the common stock for the 30 trading days ending on the trading day immediately before the relevant conversion date. The conversion price of the Note will fluctuate based on the price of our common stock and thus we cannot predict the number of shares that we will be required to issue to remain in compliance with the terms of the Note. Therefore, issuance of conversion shares by us under the Note could result in substantial dilution to the interests of other holders of our common stock.

Kodiak Capital will pay less than the then-prevailing market price for our common stock for purchases under the Purchase Agreement.

The common stock to be issued to Kodiak Capital pursuant to the Purchase Agreement will be purchased at a 30% discount to the lowest closing bid price of the common stock for the five consecutive trading days immediately following our request for Kodiak Capital to purchase the shares. Kodiak Capital has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Kodiak Capital sells the shares, the price of our common stock could decrease. If our stock price decreases, Kodiak Capital may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTY Back to Table of Contents

Our principal executive office is located at 22 Shacham Street, P.O. Box 8324, Petach Tikva, 4918103, Israel. Our telephone number in Israel is +972 (0)3-758-2657/9. Our executive office is a rented suite located in the Beit Dvir building. We pay $1,650 per month for 461 square foot of office space to a related party. We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is quoted on the OTCQB under the symbol "OWCP." The following table sets forth for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCQB.

	Price Range
Period	High	Low
Year Ended December 31, 2014:
First Quarter	$0.30	$0.01
Second Quarter	$0.30	$0.17
Third Quarter	$0.49	$0.21
Fourth Quarter	$0.27	$0.10
Year Ended December 31, 2015:
First Quarter	$0.26	$0.16
Second Quarter	$0.30	$0.14
Third Quarter	$0.27	$0.18
Fourth Quarter	$0.15	$0.03
Year Ending December 31, 2016:
First Quarter	$0.09	$0.03

On April 13, 2016, the last reported price of our common stock quoted on the OTCQB was $0.06 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

As of April 13, 2016, there were 128 holders of record of our common stock. As of such date, 81,460,875 shares of our common stock were issued and outstanding.

We have no securities authorized for issuance under equity compensation plans.

During the past three years, the Company has sold the following securities which were not registered under the Securities Act of 1933, as amended.

In the first quarter of 2013 the Company issued GUMI warrants to purchase 200,000 shares of common stock at an exercise price of $0.05 per share upon execution of the development agreement with GUMI. In the second quarter of 2013 the Company issued GUMI warrants to purchase 200,000 shares of common stock at an exercise price of $0.05 per share as compensation for development of a prototype electromagnetic percussion device. In the second quarter of 2013 the Company issued GUMI warrants to purchase 200,000 shares of common stock at an exercise price of $0.05 per share as compensation for manufacture of the initial commercial model of the device. All of these warrants have a term of three years. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In the second quarter of 2013 we issued 5,162,000 shares of our common stock in settlement of $40,000 due to a former related party plus associated accrued interest of $11,620. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In the second quarter of 2013 we issued 100,000 shares of our common stock as payment for $28,000 of services. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

In the second quarter of 2013 we issued one promissory note for $20,000 along with a right to purchase 550,000 shares at a price per share of $0.0001. The right was exercised at closing.

Common Stock Issuance in 2014:

During 2014 we issued 56,787,791 shares according following description. In addition to 21,641,450 shares outstanding at 12/31/2013, made a balance of total 78,429,241 shares outstanding on 12/31/2014.

13,263,300 Shares of Common Stock Issued upon Conversion of Debt

In the first quarter of 2014 we issued 13,084,000 shares of our common stock in settlement of $114,414 in convertible note payable plus associated accrued interest of $16,435. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

In the third quarter of 2014 we issued 179,300 shares of our common stock in settlement of $1,500 in convertible note payable plus associated accrued interest of $293. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

6,995,416 Shares of Common Stock Issued for Services

During the year ended December 31, 2014 we issued 595,416 shares (400,000 shares of our common stock to two unrelated parties and to the Company's CFO 195,416 shares) as payment for services. We also issued 400,000 shares to two former officers and directors of the company as part of a severance agreement. The shares were valued at the closing price as of the date of the agreements (ranging from $0.25 to $0.28) and resulted in full recognition of $155,716 and $112,000, respectively, in consulting services expense.

We also issued 6,000,000 shares of our common stock to six unrelated parties as payment for services (during first quarter we issued 9,108,600 shares and canceled 3,108,600 shares during second quarter). The shares were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $300,000 in consulting services expense.

36,529,075 Shares of Common Stock Issued for Cash

We raised capital through four different private placements of common stock in 2014.

We sold 4,700,000 shares (1,750,000 shares during first quarter and 2,950,000 shares during the second) to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500.

We sold 13,034,585 shares through a placement of common stock. Those shares were sold on fourth quarter to nine investors for the offering price of $0.05 per share resulting in proceeds of $651,730. As of December 31, 2014, the proceeds of this offering are carried as subscriptions receivable.

We sold 12,936,662 shares through a placement of common stock units (9,392,218 shares during second quarter and 3,544,444 shares during third quarter). Those units were sold to twenty-two investors for the offering price of $0.09 per share resulting in proceeds of $1,164,300. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable at $0.16 and expire one year from the date of issuance. The relative fair value of the common stock component and warrants (based on the Black-Scholes option pricing model) was estimated $340,758 and $823,542, respectively. The Black Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10% - 0.11%; expected volatility of 249%, and warrant term of one year.

We sold 5,857,828 shares through a placement of common stock units (3,694,666 shares during third quarter and 2,163,162 shares during fourth quarter). Those units were sold to fifteen investors for the offering price of $0.15 per share resulting in proceeds of $878,676. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable at $0.25 and expire one year from the date of issuance. The relative fair value of the common stock component and warrants (based on the Black-Scholes option pricing model) was estimated to be $373,706 and $504,970, respectively. The Black-Sholes Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 249%, and warrant term of one year.

A summary of the offerings is as follows:

Offering	Common Stock Subscribed	Proceeds	Warrants	Exercise Price	Term
$0.005 per share	4,700,000	$23,500	-	-	-
$0.05 per share	13,034,585	$651,730	-	-	-
$0.09 per share	12,936,662	$1,164,300	12,936,662	$0.16	1 year
$0.15 per share	5,857,828	$878,676	5,858,828	$0.25	1 year

Common Stock Issuance in 2015:

1,416,667 Shares of Common Stock Issued for Cash

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

During 2015, we received $34,000 through a placement of 283,334 shares of common stock (during the third quarter 200,000 shares and during the fourth quarter 83,334 shares). The shares were sold in units at $0.24 per unit ($0.12 per share). Each unit consisted of two shares of common stock and two warrants to purchase common stock. 141,6367 warrants are exercisable at $0.12 and expire 12 months from the date of issuance while the other 141,667 warrants are exercisable at $0.25 and expire 24 months from the date of issuance. The relative fair value of the attached to the common stock component is $18,672 and the relative fair value of the warrants is $15,328 as of the grant date.

1,614,935 Shares of Common Stock Issued for Services

During the year ended December 31, 2015 we issued 1,614,935 shares of our common stock to unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreements (ranging from $0.19 to $0.25) and resulted in full recognition of $360,370 in consulting services expense.

On December 17, 2015, the Company entered into the Purchase Agreement and Registration Rights Agreement with Kodiak Capital and issued Kodiak Capital the Note in the principal amount of $37,500. The Note does not bear interest and matures on June 17, 2016. It is convertible into shares of common stock, at the holder's discretion, on the earlier of the maturity date or the effective date of the registration statement registering the shares issuable upon conversion of the Note, at a conversion price equal to 50% of the lowest daily volume weighted average price of the common stock for the 30 trading days ending on the trading day immediately before the relevant conversion date. Pursuant to the Purchase Agreement we have the right to sell, from time to time, up to an aggregate of $750,000 shares of common stock to Kodiak Capital during the one-year period commencing on the effective date of the registration statement registering the shares issuable under the Purchase Agreement and Note. The Company will control the timing and amount of future sales to Kodiak Capital, if any, but we would be unable to sell shares to Kodiak Capital if such purchase would result in its beneficial ownership equaling more than 9.99% of our outstanding common stock. The purchase price of the shares that may be sold to Kodiak Capital under the Purchase Agreement will be equal to a 30% discount to the lowest closing bid price for the Company's common stock for the five trading days immediately following our request for Kodiak Capital to purchase the shares. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Kodiak Capital represented to the Company that it (i) is an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, (ii) is knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

On February 3, 2016 the Company issued a convertible note for a purchase price of $78,500. The note bears interest at 8% per year and shall mature November 2, 2016. The conversion price of the note is equal to 65% of the average of the three lowest prices for our common stock during the ten day trading period ending prior to the conversion date. The note was issued to an investor pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

TEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this annual report, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Risk Factors" in this annual report. See "Cautionary Note Regarding Forward-Looking Statements."

Plan of Operations

We are engaged in two distinct business sectors and we may require additional capital to implement our business plan and fund our operations.

Our two distinct business operations are:

(i) research and development of cannabis-based medical products for the treatment of a variety of medical conditions such as multiple myeloma, psoriasis, fibromyalgia, post-traumatic stress disorder (PTSD) and migraine, and

(ii) consulting services to companies and governmental agencies with respect to complex international medical cannabis protocols and regulations.

We have not yet commenced any significant activities related to our consulting services.

In 2008, we acquired the patent for our Device and from 2008 until 2011, we devoted our limited resources and efforts to the development of our Device. During late 2011 and into 2012, we renewed our interest in pursuing development of our Device and, subsequent to our year ended December 31, 2012, we entered into an agreement with GUMI to develop a Device prototype, which was successfully completed. GUMI has completed the manufacture of several commercial models of the Device that GUMI is presently devoting resources to market under the terms of our agreement. We continue to be dependent upon the ability of GUMI to successfully market our Device, which process has started. However, we have not yet derived any revenues from GUMI's on-going marketing efforts, which commenced in late 2013 and concluded in 2015. The marketing efforts were not successful in obtaining any customers for In February 2016 we signed a mutual release and cancellation agreement with GUMI terminating our relationship.

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

One World Cannabis plans to produce pharmaceutical-grade cannabinoid-based products and treatments, that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. OWC plans to conduct its researche, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. The Company will adhere to legislation, rules and guidelines regarding the investigations. Dr. Baruch, OWC's Director of Research and Regulatory Affairs, and Alon Sinai, OWC's Chief Operating Officer, will monitor the investigations and researches.

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

In addition, OWC signed an R&D service agreement with G.C. Group Ltd., an Israeli pharmaceutical R&D company, in April 2015, to provide formulation development services for OWC's new delivery system in the form of a cannabis soluble tablet. The cannabis soluble tablet could provide physicians with the ability to control and administrate optimal dosage, to replace the most common usage/delivery method of medical cannabis today, which is not acceptable by scientists and physicians, such as smoking, edibles and oil extracts with no adequate means of dosage control. The agreement was terminated on December 31, 2015.

The Company expects to start developing other delivery systems, designed for different indications, during 2016.

The Company has recently signed a Memorandum of Understanding (MoU) with Emilia Cosmetics Ltd., a large Israeli private label manufacturer, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis. The Company will initiate the development of the topical cream by the end of the first quarter of 2016, at Emilia Cosmetics labs located in Yerucham, Israel. After the completion of the formulation development, expected to be during the second quarter of 2016, the Company will initiate a phase I study at the Sheba facilities to explore the effect of topical cream on psoriasis. However, we do not know if our expectations will be fulfilled in a timely manner, if at all, or that the costs of development will exceed our anticipation.

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

While we retain full ownership on our intellectual property rights that we conceived prior to the signing of the research collaboration and license agreements with Sheba Academic Medical Center, the psoriasis and fibromyalgia agreements with Sheba provide that all intellectual property rights that is conceived during the course of the research is to be jointly owned by Sheba and One World Cannabis.

Pursuant to the collaboration agreements, we expect to pay Sheba $330,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we expect to commence pre-clinical studies on fibromyalgia and psoriasis during the first quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $300,000 throughout 2016 for conducting the psoriasis research, and $100,000 for the fibromyalgia research during the two years of the study. We currently have the financial resources to fund our obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations.

Research and Development Status

The following table summarizes the stages of development for each of our current Product Prospects.

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba	●	Entered into a research agreement for in vitro studies
	Academic	●	Negotiating terms of a research agreement for in vivo studies
	Medical Center	●	Completed one in vitro study
		●	Proceeding with further pre-clinical in vitro studies (safety and toxicity, pharmacokinetic, and pharmacodynamic)
		●	Submitted a clinical trial protocol to the Israeli Institutional Review Board and received its approval to commence a clinical study
		●	Intend to commence a clinical study in the first quarter of 2016
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

		●	Entered into a Research Collaboration and License Agreement but have not commenced any studies to date
Psoriasis	Sheba Academic Medical Center	●	Drafted a protocol of a Phase I, double blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers

		●	Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream
Psoriasis	Emilia Cosmetics Ltd.	●	Intend to enter into a binding agreement in the first quarter of 2016
		●	Intend to initiate development of the topical cream in the first quarter of 2016

		●	Entered into a research agreement for in vitro studies \
Fibromyalgia	Sheba Academic Medical Center	●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

New delivery system - cannabis soluble tablet	G.C. Group Ltd.	●	Completed a proof of concept (the R=Research phase) of the desired end product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

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

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities in Israel and elsewhere, such as an IRB (Helsinki committee), IMCU - Israel Medical Cannabis Unit, or the FDA, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

● lack of effectiveness of any formulation or delivery system during clinical trials;

● discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;

● slower than expected rates of subject recruitment and enrollment rates in clinical trials;

● delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

● delays in obtaining regulatory authorization to commence a trial, including IRB approvals, licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;

● unfavorable results from ongoing pre-clinical studies and clinical trials.

● patients or investigators failing to comply with study protocols;

● patients failing to return for post-treatment follow-up at the expected rate;

● sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;

● third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or act in ways inconsistent with the established investigator agreement, clinical study protocol, good clinical practices, and other Institutional Review Board requirements;

● third-party entities do not perform data collection and analysis in a timely or accurate manner or at all;

● regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Consulting Services

OWCP believes that the complexity of the medical cannabis programs has created a demand for consulting and advisory services in different aspects of the medical cannabis industry. The Company's services are designed to help government officials, policy-makers and regulatory agencies develop and implement tailor-made comprehensive medical cannabis programs. In addition, One World Cannabis offers medical cannabis regulatory compliance services and patient-care consultancy services.

Our initial activities to secure consulting contracts will be in member states of the European Union and states of the United States that allow for public medical cannabis programs.

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

In furtherance of our plans, we may, in the future, consider strategic acquisitions and joint ventures as well as other projects to grow our business activities including but not limited to: product licensing and royalty agreements, consulting, and strategic alliances to support our Product Prospect development. However, there can be no assurance that this strategy will be successful in generating any revenues or growing out business.

Results of Operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014

We have not generated any revenue during the years ended December 31, 2015 and 2014. We have operating expenses related to general and administrative expenses and research and development expenses. During the year ended December 31, 2015, we incurred a net loss of $1,654,988 due to general and administrative expenses of $1,380,029, research and development expenses of $271,394, interest expenses of $491 and expenses due to amortization of debt discount of $3,074 as compared to a net loss of $5,070,673 due to general and administrative expenses of $4,873,223, research and development expenses of $160,325, interest expenses of $3,185, interest income of $94 and amortization of debt discount of $34,034.

Our general and administrative expenses decreased by $3,493,194 or 72% during the year ended December 31, 2015 as compared to the same period in the prior year due to a significant decrease in non-cash compensation expense. During the year ended December 31, 2015, our research and development expenses increased by $111,069 or 69% as compared to the same period in the prior year.

Liquidity and Capital Resources

On December 31, 2015, we had current assets of $407,549 consisting of $357,161 in cash, other receivables of $11,797 and prepaid assets of $38,591. We had property and equipment, net of accumulated depreciation of $11,863, valued at $22,899 as of December 31, 2015. We had total assets of $430,448 as of December 31, 2015. We had total assets of $1,522,812 as of December 31, 2014, consisting of $1,469,267 in cash, $24,091 in other assets and equipment, net of accumulated depreciation of $2,940, valued at $29,454.

On December 31, 2015, we had $107,626 in current liabilities consisting of $28,125 in accounts payable, $24,607 in accrued expenses, advances and accounts payables to related parties of $1,820, customer deposits of $50,000 and convertible notes payable of $3,074. On December 31, 2014, we had total liabilities of $60,304 consisting of $16,523 in accounts payable, $43,643 in accrued expenses and $138 in advances and accounts payable to related parties.

We had positive working capital of $299,923 at December 31, 2015 and $1,433,054 at December 31, 2014. Our accumulated deficits as of December 31, 2015 and December 31, 2014 were $7,548,866 and $5,893,878, respectively.

We used $1,216,130 in our operating activities during the year ended December 31, 2015, which was due to a net loss of $1,654,988 offset by amortization of debt discount expenses of $3,074, depreciation expenses of $9,123, shares issued for services valued at $360,370, warrants issued for services valued at $10,839, an increase in accounts receivable of $11,797, a decrease in prepaid expenses of $23,000, a decrease in accounts payable to a related party of $1,682, an increase in accounts payable of $11,604, in increase in customer deposits of $50,000 and a decrease in accrued expenses of $19,037.

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

We used $2,569 during the year ended December 31, 2015 and $32,194 during the same period in the prior year to purchase property and equipment.

Our financing activities during the year ended December 31, 2015 provided us with $124,000 from the issuance of 1,416,667 shares of common stock. We financed our negative cash flow from operations during the year ended December 31, 2014 through proceeds from issuance of common stock of $2,066,476, capital contribution through debt forgiveness valued at $28,436 and proceeds of debt borrowings of $14,500 offset by $14,500 in debt payments.

Based upon our cash position of $357,161 at December 31, 2015, we believe that we may need to raise additional capital, either equity or debt during the first half of fiscal year 2016 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

Funding of Our Research Programs

On October 22, 2014, we have entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, the Company currently conducts pre-clinical studies on multiple myeloma, which have commenced in April 2015 and we expect to commence pre-clinical studies on fibromyalgia in the first quarter of 2016. Pursuant to the agreement, we are obligated to pay Sheba $330,000 between the third quarter of 2015 and second quarter of 2016.

We are obligated to provide $300,000 in funding in the second quarter of 2016 related to the Psoriasis research conducted at Sheba. We have funding obligations of $100,000 related to the Fibromyalgia research due during two years of the studies.

Our expenditures allocated to our corporate activities conducted through our facilities in Petach Tikva were $1,200,000 for the year ended December 31, 2015 and we expect will be $900,000 for the year ended December 31, 2016.

At present, we use our available working capital to fund these studies. However, we will need to raise additional funding prior to or if clinical studies are to commence.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2015 and 2014, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2015 and 2014, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
OWC Pharmaceutical Research Corp.

Petach Tikva, Israel

We have audited the accompanying consolidated balance sheets of OWC Pharmaceutical Research Corp. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statement of changes in stockholders’ equity (deficit) and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OWC Pharmaceutical Research Corp. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 31, 2015

OWC Pharmaceutical Research Corp.
Consolidated Balance Sheets
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$357,161	$1,469,267
Other receivables	11,797	-
Prepaid expenses	38,591	24,091
Total current assets	407,549	1,493,358

Property and equipment, net	22,899	29,454

Total Assets	$430,448	$1,522,812

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$28,125	$16,523
Accrued expenses	24,607	43,643
Advances and accounts payable to related parties	1,820	138
Customer deposit	50,000	-
Convertible notes payable, net of discount	3,074	-
Total current liabilities	107,626	60,304

Total liabilities	107,626	60,304

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
81,460,875 and 78,429,241 issued and outstanding at December 31, 2015 and 2014, respectively	815	784
Additional paid in capital	8,533,525	8,000,847
Common stock subscription receivable	(651,730)	(651,730)
Accumulated deficit	(7,548,866)	(5,893,878)
Accumulated other comprehensive income	(10,922)	6,485
Total stockholders' equity	322,822	1,462,508
Total Liabilities and Stockholders' equity (deficit)	$430,448	$1,522,812

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014

Revenues	$-	$-

Expenses:
General and administrative	1,380,029	4,873,223
Research and development	271,394	160,325
Loss from operations	(1,651,423)	(5,033,548)

Other income (expense):
Interest expense	(491)	(3,185)
Interest income	-	94
Amortization of debt discount	(3,074)	(34,034)
Total other (expense)	(3,565)	(37,125)
Total costs and expenses	(1,654,988)	(5,070,673)

Net loss before income taxes	(1,654,988)	(5,070,673)
Income tax	-	-

Net loss	$(1,654,988)	$(5,070,673)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.02)	$(0.10)

Weighted average shares outstanding (basic and diluted)	80,591,237	52,209,962

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements Comprehensive Loss
For the Years Ended December 31, 2015 and 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014

Net loss	$(1,654,988)	$(5,070,673)

Other comprehensive income (loss) adjustments, net of tax:
Foreign currency translation adjustments	(17,407)	6,485
Total other comprehensive income (loss) adjustments, net of tax	(17,407)	6,485

Total comprehensive loss, net of tax	$(1,672,395)	$(5,064,188)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2014

						Accumulated	Total
	Common		Additional	Subscription	Accumulated	Other	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive	Deficit
Balance at December 31, 2013	21,641,450	$217	$697,278	$-	$(823,205)	$-	$(125,710)
Warrants issued for services	-	-	3,857,136	-	-	-	3,857,136
Stock issued upon conversion of debt and accrued interest	13,263,300	133	132,509	-	-	-	132,642
Forgiveness of indebtedness to former related party	-	-	28,436	-	-	-	28,436
Stock issued for services	6,995,416	70	567,647	-	-	-	567,716
Stock issued for cash at $0.005	4,700,000	47	23,453	-	-	-	23,500
Stock issued for cash at $0.05	13,034,585	130	651,600	(651,730)	-	-	-
Stock issued for cash at $0.09	12,936,662	129	1,164,171	-	-	-	1,164,300
Stock issued for cash at $0.15	5,857,828	59	878,617	-	-	-	878,676
Foreign currency translation adjustments	-	-	-	-	-	6,485	6,485
Net loss	-	-	-	-	(5,070,673)	-	(5,070,673)
Balance at December 31, 2014	78,429,241	$784	$8,000,847	$(651,730)	$(5,893,878)	$6,485	$1,462,508
Warrants issued for services	-	-	10,839	-	-	-	10,839
Stock issued for services	1,614,935	17	360,353	-	-	-	360,370
Stock issued for cash at $0.05	800,000	8	39,992	-	-	-	40,000
Stock issued for cash at $0.15	333,333	3	49,997	-	-	-	50,000
Stock issued for cash at $0.12	283,334	3	33,997	-	-	-	34,000
Beneficial conversion feature	-	-	37,500	-	-	-	37,500
Foreign currency translation adjustments	-	-	-	-	-	(17,407)	(17,407)
Net loss	-	-	-	-	(1,654,988)	-	(1,654,988)
Balance at December 31, 2015	81,460,843	$815	$8,533,525	$(651,730)	$(7,548,866)	$(10,922)	$322,822

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(1,654,988)	$(5,070,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,074	34,034
Depreciation expense	9,123	2,740
Common stock issued for services	360,370	567,716
Warrants issued for services	10,839	3,857,136
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(11,797)	-
(Increase) decrease in prepaid expenses	23,000	(24,090)
Increase (decrease) accounts payable - related party	1,682	138
Increase (decrease) in accounts payable	11,604	16,519
Increase (decrease) in customer deposit	50,000	-
Increase (decrease) in accrued expenses	(19,037)	14,076
Cash used in operating activities	(1,216,130)	(602,404)

Cash flow from investing activities:
Purchase of equipment	(2,569)	(32,194)
Cash used in investing activities	(2,569)	(32,194)

Cash flow from financing activities:
Contributed capital - debt forgiven	-	28,436
Proceeds from issuance of common stock	124,000	2,066,476
Proceeds of debt borrowings	-	14,500
Principal payments	-	(14,500)
Cash provided by financing activities	124,000	2,094,912

Foreign currency translations	(17,407)	6,485

Change in cash	(1,112,106)	1,466,798
Cash - beginning of period	1,469,267	2,469
Cash - end of period	$357,161	$1,469,267

Supplement cash flow information:
Non-cash transactions:
Beneficial conversion feature	$37,500	$-
Convertible note issued for issuance fees	$37,500	$-
Debt and accrued interest converted into equity	$-	$132,642

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

OWC Pharmaceutical Research Corp.
Notes to Consolidated Financial Statements
December 31, 2015

Note 1. The Company and Significant Accounting Policies

Organizational Background: OWC Pharmaceutical Research Corp. ("OWCP" or the "Company") is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is engaged in research and development of Cannabis-based medical products for the treatment of a variety of medical conditions and/or diseases such as multiple myeloma, psoriasis, PTSD, migraines and a unique delivery system.

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

Principles of Consolidation:

he financial statements include the accounts of OWC Pharmaceutical Research Corp. and its wholly owned subsidiary One World Cannabis, Inc. (OWC). All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2015 and December 31, 2014.

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

Foreign Currency:

Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets and liabilities that were measured and recognize at fair value on December 31, 2015 and December 31, 2014 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2015
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2014
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At December 31, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

2. Stockholders' Equity

Common Stock Issuance in 2015:

1,416,667 Shares of Common Stock Issued for Cash

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

During 2015, we received $34,000 through a placement of 283,334 shares of common stock (during the third quarter 200,000 shares and during the fourth quarter 83,334 shares). The shares were sold in units at $0.24 per unit ($0.12 per share). Each unit consisted of two shares of common stock and two warrants to purchase common stock. 141,6367 warrants are exercisable at $0.12 and expire 12 months from the date of issuance while the other 141,667 warrants are exercisable at $0.25 and expire 24 months from the date of issuance. The relative fair value of the attached to the common stock component is $18,672 and the relative fair value of the warrants is $15,328 as of the grant date.

1,614,935 Shares of Common Stock Issued for Services

During the year ended December 31, 2015 we issued 1,614,935 shares of our common stock to unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreements (ranging from $0.19 to $0.25) and resulted in full recognition of $360,370 in consulting services expense.

Common Stock Issuance in 2014:

During 2014 we issued 56,787,791 shares according following description. In addition to 21,641,450 shares outstanding at 12/31/2013, made a balance of total 78,429,241 shares outstanding on 12/31/2014.

13,263,300 Shares of Common Stock Issued upon Conversion of Debt

In the first quarter of 2014 we issued 13,084,000 shares of our common stock in settlement of $114,414 in convertible note payable plus associated accrued interest of $16,435. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

In the third quarter of 2014 we issued 179,300 shares of our common stock in settlement of $1,500 in convertible note payable plus associated accrued interest of $293. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

6,995,416 Shares of Common Stock Issued for Services

During the year ended December 31, 2014 we issued 595,416 shares (400,000 shares of our common stock to two unrelated parties and to the Company's CFO 195,416 shares) as payment for services. We also issued 400,000 shares to two former officers and directors of the company as part of a severance agreement. The shares were valued at the closing price as of the date of the agreements (ranging from $0.25 to $0.28) and resulted in full recognition of $155,716 and $112,000, respectively, in consulting services expense.

We also issued 6,000,000 shares of our common stock to six unrelated parties as payment for services (during first quarter we issued 9,108,600 shares and canceled 3,108,600 shares during second quarter). The shares were valued at the closing price as of the date of the agreement ($0.05) and resulted in full recognition of $300,000 in consulting services expense.

36,529,075 Shares of Common Stock Issued for Cash

We raised capital through four different private placements of common stock in 2014.

We sold 4,700,000 shares (1,750,000 shares during first quarter and 2,950,000 shares during the second) to six investors for the offering price of $0.005 per share that resulted in total proceeds of $23,500.

We sold 13,034,585 shares through a placement of common stock. Those shares were sold on fourth quarter to nine investors for the offering price of $0.05 per share resulting in proceeds of $651,730. As of December 31, 2014, the proceeds of this offering are carried as subscriptions receivable.

We sold 12,936,662 shares through a placement of common stock units (9,392,218 shares during second quarter and 3,544,444 shares during third quarter). Those units were sold to twenty-two investors for the offering price of $0.09 per share resulting in proceeds of $1,164,300. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable at $0.16 and expire one year from the date of issuance. The relative fair value of the common stock component and warrants (based on the Black-Scholes option pricing model) was estimated $340,758 and $823,542, respectively. The Black Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10% - 0.11%; expected volatility of 249%, and warrant term of one year.

We sold 5,857,828 shares through a placement of common stock units (3,694,666 shares during third quarter and 2,163,162 shares during fourth quarter). Those units were sold to fifteen investors for the offering price of $0.15 per share resulting in proceeds of $878,676. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable at $0.25 and expire one year from the date of issuance. The relative fair value of the common stock component and warrants (based on the Black-Scholes option pricing model) was estimated to be $373,706 and $504,970, respectively. The Black-Sholes Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 249%, and warrant term of one year.

A summary of the offerings is as follows:

Offering	Common Stock Subscribed	Proceeds	Warrants	Exercise Price	Term
$0.005 per share	4,700,000	$23,500	-	-	-
$0.05 per share	13,034,585	$651,730	-	-	-
$0.09 per share	12,936,662	$1,164,300	12,936,662	$0.16	1 year
$0.15 per share	5,857,828	$878,676	5,858,828	$0.25	1 year

Warrants Issued for Services:

During the year ended December 31, 2014 we issued 14,350,000 common stock warrants. 350,000 of those warrants valued at $82,640 were granted to former related parties while 14,000,000 warrants valued at $3,774,496 were granted for services provided by unrelated parties. The fair value of the warrants was estimated at the date of grant using the Black-Sholes-Merton pricing model. The BlackSholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.47% to 0.49%; expected volatility of 241%, and warrant term of two years. In conjunction with the 2014 unit offerings the Company issued a total of 18,794,490 warrants to purchase up to 18,794,490 shares of common stock at $0.16 - $0.25 per share.

As part of the 2015 unit offerings the Company issued a total of 616,667 warrants to purchase up to 616,667 shares of common stock ranging from $0.12 to $0.25 per share. The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-Sholes-Merton pricing model. The relative fair value of the attached to the common stock component is $45,088 and the relative fair value of the warrants is $38,912 as of the grant date.

In February, 2015 we granted 64,935 warrants for services. The warrants are exercisable at $0.25 and expire February 23, 2016. We used the Black-Scholes-Merton pricing model to estimate the fair value of $10,839. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10% - 0.11%; expected volatility of 242%, and warrant exercise period based upon the stated terms.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value*
Warrants outstanding at December 31, 2013	600,000	$0.05	-	-
Granted	33,144,490	$0.17	-	-
Exercised	-	$0.00	-	-
Lapsed	-	$0.00	-	-
Warrants outstanding at December 31, 2014	33,744,490	$0.16	12.1	$2,892,800
Granted	681,602	$0.22	-	-
Exercised	-	$0.00	-	-
Lapsed	(18,794,490)	$0.19	-	-
Warrants outstanding at December 31, 2015	15,631,602	$0.14	7.3	$-
Warrants exercisable at December 31, 2015	15,631,602	$0.14	7.3	$-

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of December 31, 2015:

Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (months)	Shares	Weighted Average Exercise Price
$0.01 - $0.15	15,091,667	$0.14	7.1	15,091,667	$0.14
$0.16 - $0.25	539,935	$0.25	12.9	539,935	$0.25
Total Warrants	15,631,602			15,631,602

3. Related Party Transactions

Due Related Parties:

Amounts due related parties totaled $1,820 at December 31, 2015 and $138 at December 31, 2014, respectively. The company paid $21,943 in rent to a related party in 2015. Accounts receivable from related parties was $0 at December 31, 2015 and $0 at December 31, 2014.

We loaned OWC $903,494 and $660,764 without interest in the years ended December 31, 2015 and 2014, respectively, to fund its operations. As of December 31, 2015, OWC owed us $1,564,258.

We have engaged in the following transactions with officers, directors and employees of OWCP or OWC since January 1, 2014:

In October 2014 we issued 132,500 shares of common stock for services valued at $371,00 based upon the closing prices of our common stock of $0.28 per share to Shmuel De-Saban, our Chief Financial Officer. In December 2014, we sold Mr. De-Saban 62,916 shares of shares of common stock at a purchase price of $0.28 per share.

In October 2014, we sold 2,104,480 shares of common stock at a purchase price of $0.05 per share to Ziv Turner, the Chief Executive Officer of OWC.

In October 2014 we sold 861,250 shares of common stock at a purchase price of $0.05 per share to Alon Sinai, the Chief Operating Officer of OWC. In December 2014 we sold Mr. Sinai 150,000 shares of common stock at a purchase price of $0.05 per share.

In December 2014 we sold 2,120,000 shares of common stock at a purchase price of $0.05 per share to Dr. Yehuda Baruch, OWC's Director of Research and Regulatory Affairs.

Agreements with Executive Officers

On July 15, 2014, the Company entered into a services agreement with Mr. Bignitz pursuant to which Mr. Bignitz agreed to serve as our Chief Executive Officer for compensation of $1,000 per month through December 31, 2015. Mr. Bignitz's compensation for 2016 is $1,000 per month.

On July 11, 2014, the Company entered into a services agreement with Shmuel De-Saban pursuant to which Mr. De-Saban agreed to serve as our Chief Financial Officer for compensation consisting of 132,500 shares of common stock issued on October 23, 2014 and 62,916 shares of common stock issued on December 22, 2014. On October 2, 2014, the Company entered into a supplement to the employment agreement with Mr. De-Saban pursuant to which it issued Mr. De-Saban options to purchase 977,080 shares of common stock at an exercise price of $0.01, which options expire on October 1, 2018. The options shall vest upon the achievement of certain milestones by OWC. As of December 31, 2015, no milestone has been achieved and no options have vested. Mr. De-Saban agreed to forfeit his options on January 31, 2016 in connection with entry into a new services agreement. On January 31, 2016, the Company and Mr. De-Saban entered into a new services agreement pursuant to which he agreed to serve as our Chief Financial Officer for compensation consisting of 195,416 shares of common stock. Either party may terminate the agreement without cause upon 30 days notice. The Company may terminate the agreement for cause, effective upon delivery of notice.

On July 15, 2014, the Company entered into a settlement agreement with Ori Goore, a former director and the former Chief Executive Officer of the Company, pursuant to which, upon his resignation from all positions with the Company, the Company paid Mr. Goore $7,500 and issued Mr. Goore 250,000 shares of common stock and two-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.14 per share.

On July 15, 2014, the Company entered into a settlement agreement with Eli Gonen, a former director of the Company, pursuant to which, upon his resignation from all positions with the Company, the Company issued Mr. Gonen 250,000 shares of common stock and two-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.14 per share.

On August 29, 2015 the company entered into a services agreement with Mr. Toker pursuant to which Mr. Toker agreed to serve as our Chief Science Officer for compensation of $2,000 per month. On January 18, 2016 the Company issued Mr. Toker options to purchase 100,000 shares of common stock. 50,000 of the options shall vest six months from the date of grant at an exercise price of $0.10 per share and the remaining 50,000 shall vest one year from the date of grant at an exercise price of $0.30 per share. The options shall expire five years from the date of grant.

4. Notes Payable

Unsecured Notes Payable With Conversion Rights

During 2015 the Company agreed to provide unsecured promissory notes with an unrelated party for $37,500. The note is non-interest bearing and is due on June 16, 2016. The note has a future conversion right that allows the holder to convert the principal balance into the Company's common stock at the lender's sole discretion at 50% of the then market price per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $37,500 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the year ended December 31, 2015 the Company has amortized $3,074 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

Face amount of the note	$37,500
Unamortized discount	(34,426)
Carrying value at December 31, 2015	$3,074

On February 28, 2014, eleven holders of convertible notes with an aggregate principal balance of $114,414 and accrued interest of $16,435 converted their notes and accrued interest into 13,084,000 shares of common stock. Upon conversion, $34,034 of unamortized discount arising from the previously recorded beneficial conversion feature was recognized as additional interest expense. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

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

6. Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2010 considered available to reduce future income taxes were reduced or eliminated through a change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $_______ resulting in deferred tax assets of $_____. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

	December 31, 2015	December 31, 2014
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefits arising from net operating loss carryovers	$1,980,900	$1,632,100
Future tax benefits arising from equity compensation	36,400	36,400
Total	$2,017,300)	$1,668,500
Less valuation allowance	(2,017,300)	(1,668,500)
Net deferred	$-	$-

The components of pretax loss are as follows:
US
Non-US	$(690,420)	$(4,588,573)
Change in valuation allowance	(964,568)	(482,100)
	$(1,654,988)	$(5,070,673)

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2012.

7. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

There were no subsequent events following the period ended December 31, 2015 and throughout the date of the filing of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N/A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2015. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of April 13, 2016:

Name	Age	Position
Mordechai Bignitz	64	Chairman of the Board and Chief Executive Officer
Shmuel De-Saban	49	Chief Financial Officer
Dr. Asaf Toker	43	Chief Science Officer

Mordechai Bignitz, Chief Executive Officer and Chairman. Mr. Bignitz was appointed Chief Executive Officer in July 2014 and to the Board of Directors and Chairman in September 2014. He has over 30 years of experience in investment banking specializing in all aspects of the planning, negotiation and execution of both domestic and international transactions. He also has extensive experience in investment management, financial systems, accounting and taxation. From 2009 to 2011 Mr. Bignitz served as the chief executive officer of Gefen Energies Ltd., a private Israeli company. During the past five years, he has served as a director of the following public companies: Arad Investment & Industrial Development Ltd since February 2014, traded on the Tel-Aviv Stock Exchange ("TASE"); Globe Exploration Limited Partnership since July 2013, traded on the TASE; Ellomay Capital Limited since 2011, engaged in investments in energy and infrastructures and traded on the NASDAQ and TASE; Israel Financial Levers Ltd, since 2007, engaged in the real estate business and traded on the TASE; and Ablon Group Ltd from 2011 to 2013, engaged in the real estate business and traded on the London Stock Exchange. The Company believes that Mr. Bignitz's many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had greater resources and operating history than the Company, renders him qualified to serve on the Board of Directors.

Shmuel De-Saban, Chief Financial Officer. Mr. De-Saban was appointed Chief Financial Officer in June 2014. During the past five years, Mr. De-Saban, a CPA, has operated his own accounting firm providing complete accounting services to clients including the establishment of internal management reports, examining all corporate systems including (i) purchase management (inventory and procurement planning); (ii) cash flow, work plans, annual budgets, and monthly analysis of performance against budget; and (iii) establishment of working procedures, among other related accounting services. Mr. De-Saban's firm has represented both Israeli and international clients engaged in manufacturing, services, retail, food industry services, construction professionals, hi-tech research and development, programming, importers, exporters, foreign and domestic residents, real estate, financial services and healthcare. Mr. De-Saban has a Bachelor's Degree in Economics from Tel-Aviv University and a degree as a CPA from Bar Ilan University, Israel.

Dr. Asaf Toker, Chief Science Officer. Dr. Toker was appointed our Chief Science officer in October 2015. From July 2014 to the present, Dr. Toker has served as the Medical Director, Southern District, of Meuhedet Health Services, which is Israel's 3rd largest health services provider with over 250 clinics throughout Israel serving more than one million patients. Meuhedet's Southern District, which is Israel's largest geographically, provides health services to more than 250,000 people. As Medical Director, Dr. Toker was responsible for all operational aspects in Israel including strategic planning, planning of services, human resource recruitment, professional enhancement, quality assurance, risk management and safety processes, research, new technologies purchase and implementation, work methodologies and protocols. From September 2013 until June 2014, Dr. Toker served as the chief executive investigator of AGAM Group Ltd, an Israeli biotechnology company, where he was responsible for all aspects of the daily operations including developing and executing strategic scientific and financial plans, R & D, regulation and regulatory protocols, business development and quality assurance, among other responsibilities. Dr. Toker received his M.D. from Ben Gurion University, Be'er Sheva, Israel in 2003, his M.H.A in Health Administration from Ben Gurion University in 2001 and his M.Sc. in Biotechnology Engineering from Ben Gurion University in 2007.

Key Medical Personnel of our Subsidiary One World Cannabis Ltd.

Dr. Yehuda Baruch, Director of Research and Regulatory Affairs of One World Cannabis Ltd. Doctor Baruch has served with our subsidiary since January 2015. Dr. Baruch served as Head of the Israeli Ministry of Health's Medical Marijuana Program from 2003 through 2013, directing its efforts on regulation, chaired the indication committee, secured Helsinki Approvals for medical research, and managed regulation of patient licensing and dosage. Dr. Baruch has extensive experience in researching medical cannabis, most notably for its effect on PTSD. From 2004 until 2014, Dr. Baruch also served as CEO of Abarbanel Mental Health Center in Bat Yam, Israel, prior to which, he was the director of Israel's Ministry of Health medical management division, and director general of Be'er Yakov Mental Health Center. He has taught at Ben-Gurion University of the Negev and Tel Aviv University's Sackler School of Medicine. As Colonel in the Israeli Defense Force's Medical Corps, Dr. Baruch was the director of the Israeli field hospital in India following the 2001 earthquake and was the director of the joint USA-Israel Mental Health Team operation in Sri Lanka following the 2004 tsunami. Dr. Baruch was the director of the Health Administration Division in the Israel Ministry of Health for five years from 1999 to 2004 and for the past 6 years has been the director of Abarbanel Mental Health Center and lecturer at Ben Gurion and Bar Ilan Universities. Dr. Yehuda Baruch has a MD and MHA both from Tel Aviv University.

Alon Sinai, Chief Operating Officer of One World Cannabis Ltd. Mr. Sinai has served with our subsidiary since July 1, 2014. He serves as our liaison with the major Israeli medical institutions in negotiating our collaboration agreements. He is a retired Lieutenant-Colonel who served in the Medical Corps of IDF from 1987 to 2013. Mr. Sinai successfully completed the NATO School Oberammergau Program, NATO's individual training and education facility at the operational level. Mr. Sinai recently served as Head of the Doctrine, Instruction and Training Department of the IDF, where he was responsible for commanding and developing emergency medical facilities, writing professional doctrine and literature for the IDF Medical Corps and working with foreign militaries. Mr. Sinai is currently pursuing his Ph.D. in Health Systems Management at Ben-Gurion University of the Negev, where he previously earned an MA in Health Systems Management and a B.EMS in Emergency Medicine.

Board Leadership Structure

Our Board of Directors believes that Mr. Bignitz's service as both the Chairman of our Board of Directors and our Chief Executive Officer is in the best interest of our Company and our stockholders. Mr. Bignitz possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing our Company and our business and, therefore, is best positioned to develop agendas that ensure that the Board of Directors' time and attention are focused on the most important matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, and collaborative partners.

Although the Company believes that the combination of the Chairman and Chief Executive Officer roles is appropriate under the current circumstances, our corporate governance guidelines do not establish this approach as a policy, and the Board of Directors may determine that it is more appropriate to separate the roles in the future.

Director Independence

Mr. Bignitz is not "independent" as such term is defined by the applicable listing standards of The NASDAQ Stock Market LLC.

Committees of the Board of Directors

Our Board of Directors does not have any committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole director.

Code of Ethics

We plan to adopt a Code of Ethics in 2016.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director is also the chief executive officer and has the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Board's Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since we does not have an audit committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and named Executive Officers, and anyone who beneficially owns ten percent (10%) or more of our Company's Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Persons required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2015 and (ii) certain written representations of our officers and directors, we believe that the following filings for our current officers and directors required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2015 were not filed in a timely manner: Dr. Toker has not filed a Form 3 due on October 16, 2015.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2015 and 2014 to persons covered by Item 401(m)(2) of Regulation S-K (the "Named Executive Officers").

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
Mordechai Bignitz, CEO and Chairman (1)	2015	$12,000	-	-	$12,000
	2014	$3,000	-	-	$3,000

(1)	Mr. Bignitz was appointed Chief Executive Officer on July 15, 2014 and receives compensation of $1,000 per month pursuant to his services agreement.

Agreements with Executive Officers

On July 15, 2014, the Company entered into a services agreement with Mr. Bignitz pursuant to which Mr. Bignitz agreed to serve as our Chief Executive Officer for compensation of $1,000 per month through December 31, 2015. Mr. Bignitz's compensation for 2016 is $1,000 per month.

On July 11, 2014, the Company entered into a services agreement with Shmuel De-Saban pursuant to which Mr. De-Saban agreed to serve as our Chief Financial Officer for compensation consisting of 132,500 shares of common stock issued on October 23, 2014 and 62,916 shares of common stock issued on December 22, 2014. On October 2, 2014, the Company entered into a supplement to the employment agreement with Mr. De-Saban pursuant to which it issued Mr. De-Saban options to purchase 977,080 shares of common stock at an exercise price of $0.01, which options expire on October 1, 2018. The options shall vest upon the achievement of certain milestones by OWC. As of December 31, 2015, no milestone has been achieved and no options have vested. Mr. De-Saban agreed to forfeit his options on January 31, 2016 in connection with entry into a new services agreement. On January 31, 2016, the Company and Mr. De-Saban entered into a new services agreement pursuant to which he agreed to serve as our Chief Financial Officer for compensation consisting of 195,416 shares of common stock. Either party may terminate the agreement without cause upon 30 days notice. The Company may terminate the agreement for cause, effective upon delivery of notice.

On July 15, 2014, the Company entered into a settlement agreement with Ori Goore, a former director and the former Chief Executive Officer of the Company, pursuant to which, upon his resignation from all positions with the Company, the Company paid Mr. Goore $7,500 and issued Mr. Goore 250,000 shares of common stock and two-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.14 per share.

On July 15, 2014, the Company entered into a settlement agreement with Eli Gonen, a former director of the Company, pursuant to which, upon his resignation from all positions with the Company, the Company issued Mr. Gonen 250,000 shares of common stock and two-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.14 per share.

On August 29, 2015 the company entered into a services agreement with Mr. Toker pursuant to which Mr. Toker agreed to serve as our Chief Science Officer for compensation of $2,000 per month. On January 18, 2016 the Company issued Mr. Toker options to purchase 100,000 shares of common stock. 50,000 of the options shall vest six months from the date of grant at an exercise price of $0.10 per share and the remaining 50,000 shall vest one year from the date of grant at an exercise price of $0.30 per share. The options shall expire five years from the date of grant.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ended December 31, 2015 by the executive officers named in the Summary Compensation Table.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. Our Chief Executive Officer serves as our sole director for no additional compensation.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding at December 31, 2015 held by our Named Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below provides information regarding the beneficial ownership of the common stock as of April 13, 2016, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, (4) our directors and officers as a group and (5) certain employees of our subsidiary OWC. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated below, the address for each beneficial owner listed is c/o OWC Pharmaceutical Research Corp., at 22 Shacham Steet, P.O. Box 8324, Petach Tikva, 4918103, Israel.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class (2)
Mordechai Bignitz, Chief Executive Officer	0	0%
Shmuel De-Saban, Chief Financial Officer	195,416	*
Dr. Asaf Toker, Chief Science Officer	0 (3)	0%
All directors and executive officers as a group (3 persons)	195,416	*
Ziv Turner, Chief Executive Officer of OWC	2,104,480	2.58%
Alon Sinai, Chief Operating Officer of OWC	1,011,250	1.24%
Yehuda Baruch, Director of Research and Regulatory Affairs for OWC	2,120,000	2.60%
Global Corporate Strategies LLC (4)	5,134,375	6.30%

*	Less than one percent.
(1)	Represents shares of common stock and shares of restricted stock held as of April 13, 2016 plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of April 13, 2016.
(2)	Based on 81,460,875 shares of our common stock outstanding as of April 13, 2016.
(3)	Does not include options to purchase 50,000 shares of common stock exercisable on July 18, 2016 and options to purchase 50,000 shares of common stock exercisable on January 18, 2017.
(4)	The address of this shareholder is 3773 Cherry Creek North Drive, Suite 575, Denver CO 80209. Jeffrey Friedland is the Chief Executive Officer of Global Corporate Strategies LLC and in such position has voting and dispositive control over securities of the Company held by Global Corporate Strategies LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

Other than the compensation paid to our executive officers or as disclosed below, during the last two fiscal years there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer of the Company or executive officer of OWC, or beneficial holder of more than 5% of the outstanding common stock , or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

We loaned OWC $903,494 and $660,764 without interest in the years ended December 31, 2015 and 2014, respectively, to fund its operations. As of December 31, 2015, OWC owed us $1,564,258.

We have engaged in the following transactions with officers, directors and employees of OWCP or OWC since January 1, 2014:

In October 2014 we issued 132,500 shares of common stock for services valued at $371,00 based upon the closing prices of our common stock of $0.28 per share to Shmuel De-Saban, our Chief Financial Officer. In December 2014, we sold Mr. De-Saban 62,916 shares of shares of common stock at a purchase price of $0.28 per share.

In October 2014, we sold 2,104,480 shares of common stock at a purchase price of $0.05 per share to Ziv Turner, the Chief Executive Officer of OWC.

In October 2014 we sold 861,250 shares of common stock at a purchase price of $0.05 per share to Alon Sinai, the Chief Operating Officer of OWC. In December 2014 we sold Mr. Sinai 150,000 shares of common stock at a purchase price of $0.05 per share.

In December 2014 we sold 2,120,000 shares of common stock at a purchase price of $0.05 per share to Dr. Yehuda Baruch, OWC's Director of Research and Regulatory Affairs.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("MK")  as independent public accountant for the fiscal year ended December 31, 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by MK during those periods.
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$9,250	$9,250
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

Exhibit	Description
3.1	Articles of Incorporation, filed with the Company's Form 10-12G/A on April 10, 2014.
3.2	Bylaws, filed with the Company's Form 10 on November 21, 2012.
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher, filed with the Company's Form 10-12G/A on April 10, 2014.
10.2(a)	Convertible Note, as amended, between the Company and Sheer Trust, filed with the Company's Form 10-12G on February 28, 2013.
10.2(b)(a)1	Convertible Note, as amended, between the Company and Mediouni, filed with the Company's Form 10 on May 13, 2013
10.2(c)(a)	Convertible Note, as amended, between the Company and Shonfeld, filed with the Company's Form 10 on May 13, 2013
10.2(d)(a)1	Convertible Note, as amended, between the Company and Silverman, filed with the Company's Form 10 on May 13, 2013
10.2(e)(a)	Convertible Note, as amended, between the Company and Oofliam LLC, filed with the Company's Form 10 on May 13, 2013
10.2(f)(a)2	Convertible Note, as amended, between the Company and Mediouni, filed with the Company's Form 10 on May 13, 2013
10.2(g)(a)2	Convertible Note, as amended, between the Company and Silverman, filed with the Company's Form 10 on May 13, 2013
10.3	Agreement between the Company and Nickelshpur and CV, filed with the Company's Form 10-12G on February 28, 2013.
10.4	Agreement between the Company and Sensoil Ltd, dated April 17, 2013, filed with the Company's Form 10-12G/A on April 10, 2014.
10.5	Services Agreement between Mr. Bignitz and the Company, dated October 2, 2014, attached to the Company's Form S-1 as filed with the SEC on April 23, 2015.
10.6	Services Agreement between Mr. De-Saban and the Company, dated October 2, 2014, attached to the Company's Form S-1 as filed with the SEC on April 23, 2015.
10.7	Service Agreement between Sheba Academic Medical Center and the Company, dated October 22, 2014, filed with the SEC in the Company's S-1/A on June 9, 2015.
10.8	Service Agreement between Sheba Academic Medical Center and the Company, dated October 22, 2014, filed with the SEC in the Company's S-1/A on August 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

OWC PHARMACEUTICAL RESEARCH CORP.

By: /s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 14, 2016

By: /s/ Shmuel De-Saban
Shmuel De-Saban
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 14, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mordechai Bignitz
Mordechai Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 14, 2016