Form 10-Q
period 2016-03-31
OWC Pharmaceutical Research Corp.
filed 2016-05-16
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 16, 2016, the Registrant had 81,460,875 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC Pharmaceutical Research Corp.
Consolidated Balance Sheets
At March 31, 2016 (Unaudited) and December 31, 2015 (Audited)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$266,373	$357,161
Other receivables	15,842	11,797
Prepaid expenses	38,591	38,591
Total current assets	320,806	407,549

Property and equipment, net	22,367	22,899

Total Assets	$343,173	$430,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$9,117	$28,125
Accrued expenses	26,799	24,607
Customer deposit	150,000	50,000
Advances and account payable to related parties	-	1,820
Derivatives	70,219	-
Convertible notes payable, net of discount	58,896	3,074
Total current liabilities	315,031	107,626

Total liabilities	315,031	107,626

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
81,460,875 issued and outstanding at March 31, 2016 and December 31, 2015	815	815
Additional paid in capital	8,541,599	8,533,525
Common stock subscription receivable	(651,730)	(651,730)
Accumulated deficit	(7,863,253)	(7,548,866)
Accumulated other comprehensive income (loss)	711	(10,922)
Total stockholders' equity	28,142	322,822
Total Liabilities and Stockholders' equity	$343,173	$430,448

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the three months	For the three months
	ended March 31, 2016	ended March 31, 2015

Revenues	$-	$-

Expenses
General and administrative	221,556	305,479
Research and development	37,043	99,124
Loss from operations	(258,599)	(404,603)

Other income (expense):
Interest expense	(998)	-
Change in fair market value of derivative liabilities	(28,245)	-
Amortization of debt discount	(26,546)	-
Total other expense	(55,789)	-
Total costs and expenses	(314,388)	(404,603)

Net loss before income taxes	(314,388)	(404,603)
Income tax	-	-

Net loss	$(314,388)	$(404,603)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.01)

Weighted average shares outstanding (basic and diluted)	81,460,843	79,729,241

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements Comprehensive Loss
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the three months	For the three months
	ended March 31, 2016	ended March 31, 2015

Net loss	$(314,388)	$(404,603)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	11,633	(4,958)
Total other comprehensive income, net of tax	11,633	(4,958)

Comprehensive loss	$(302,755)	$(409,561)

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the three months	For the three months
	ended March 31, 2016	ended March 31, 2015

Cash flows from operating activities:
Net loss	$(314,388)	$(404,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative valuation adjustments	28,245	-
Amortization of debt discount	26,546	-
Depreciation expense	2,389	2,181
Common stock issued for services	-	500
Options and warrants issued for services	8,074	10,839
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(4,045)	-
(Increase) decrease in prepaid expenses	-	24,090
Increase (decrease) in accounts payable - related party	(1,820)	(138)
Increase (decrease) in accounts payable	(19,004)	20,788
Increase (decrease) in customer deposits	100,000	-
Increase (decrease) in accrued expenses	2,192	(40,697)
Cash used in operating activities	(171,811)	(387,040)

Cash flow from investing activities:
Purchase of equipment	(1,860)	(1,630)
Cash used in investing activities	(1,860)	(1,630)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	90,000
Proceeds of debt borrowings	71,250	-
Cash provided by financing activities	71,250	90,000

Foreign currency translation	11,633	(4,958)

Change in cash	(90,788)	(303,628)
Cash - beginning of period	357,161	1,469,267
Cash - end of period	$266,373	$1,165,638

Supplement cash flow information:
Non-cash transactions:
Debt discount arising from derivatives	$41,974	$-

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Notes to Unaudited Interim Consolidated Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background

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

Basis of Presentation

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

Principles of Consolidation

The financial statements include the accounts of OWC Pharmaceutical Research Corp. and its wholly owned subsidiary One World Cannabis, Inc. (OWC). All significant inter-company balances and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2016 and December 31, 2015.

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

Valuation of Long-Lived Assets

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

Foreign Currency

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

Stock Based Compensation

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our main type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock

We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2016 and December 31, 2015 and the year then ended on a recurring basis:

Fair Value Measurements at March 31, 2016
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$-	$-	$70,219	$-
Total assets and liabilities at fair value	$-	$-	$70,219	$-

Fair Value Measurements at December 31, 2015
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

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

Income Taxes

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At March 31, 2016 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

Share-Based Payments: In March 2016, amended guidance was issued for employee share-based payment awards. The amended guidance makes several modifications related to the accounting for forfeitures, employer tax withholding on share-based compensation and excess tax benefits or deficiencies. The amended guidance also clarifies the statement of cash flows presentation for share-based awards. The amended guidance is effective for us prospectively commencing in the first quarter of 2018. Early adoption is permitted.

Deferred Income Taxes: In November 2015, amended guidance was issued for the balance sheet classification of deferred income taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Early adoption is permitted.

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2015 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Options Issued for Services in 2016:

During the three months ended March 31, 2016 we issued 200,000 common stock options. The options valued at $8,074 were granted for services provided by unrelated parties. The fair value of the options was estimated at the date of grant using the Black-Sholes-Merton pricing model. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.11%; expected volatility of 196%, and option term of 2.75 years.

Stock Issued for Cash in 2015

In February 2015, we sold 800,000 shares to one investor at $0.05 per share or total proceeds of $40,000. We also received $50,000 through a placement of common stock units sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We issued 333,333 shares through March 31st to one investor of this offering. The warrants are exercisable at $0.25 and expired on December 31, 2016.

Stock Issued for Services in 2015

On February 16, 2015, we issued 500,000 shares for consulting services valued at $500 based on the fair market value of the stock on the date of issuance. These shares were subsequently cancelled in April 2015 and the company issued only 100,000 shares instead in July 2015.

Options Expiration

During 2013 the company issued 600,000 options. 200,000 options expired during the three months ended 3/31/2016 and remaining 400,000 options expired following 3/31/2016 and throughout the date of filling the 10-Q.

3. Related Party Transactions

Due Related Parties

Amounts due related parties totaled $0 at March 31, 2016 and $1,820 at December 31, 2015, respectively. The company paid $21,943 in rent to a related party in 2015. Accounts receivable from related parties was $0 at March 31, 2016 and $0 at December 31, 2015.

4. Convertible Notes Payable

Unsecured Notes Payable With Conversion Rights

A convertible note for $78,500 issued on February 2, 2016, bears interest at 8.0% per annum until paid or converted and matures November 2, 2016. Any or all of the outstanding balance of the note may be converted at the holder's option at any time into common stock of the Company at a variable conversion price of 65% of market price. Upon the issuance of the convertible note, due to anti-dilution provisions, the Company bifurcated the embedded derivative feature and recorded an initial derivative liability of $41,974 (the estimated fair market value at the date of grant based on the Binomial Option Pricing Model) all of which was allocated as debt discount.

During 2015, the Company agreed to provide unsecured promissory note with an unrelated party for $26,546. The note is non-interest bearing and is due on June 16, 2016. The note has a future conversion right that allows the holder to convert the principal balance into the Company's common stock at the lender's sole discretion at 50% of the then market price per share.

For the three months March 31, 2016, the Company amortized $35,264 of the discount arising from the embedded derivative and beneficial conversion features of the two outstanding notes. The carrying value of all convertible notes is as follows:

	March 31, 2016	December 31, 2015
Face amount of the notes	$(116,000)	$37,500
Unamortized discount	57,104	(34,426)
Net balance	$58,896	$3,074

5. Derivative Liabilities

Anti-Dilution Feature

To properly account for the convertible notes payable discussed in Note 3, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed FASB ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The notes were then analyzed in accordance with FASB ASC ASC 815 to determine if the anti-dilution feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the anti-dilution feature met the requirements for bifurcation pursuant to FASB ASC 815 due to the variable conversion price and therefore accounted for the anti-dilution features of the notes as a derivative liability. Changes in fair value of the derivative financial instruments are recognized in the Company's statement of operations as a derivative valuation gain or loss. The adjustment to the fair market value of $70,219 at March 31, 2016 resulted in a charge of $28,245.

The Company values its simple conversion option derivatives using the a lattice model. Assumptions used include:
- life through the note maturity date
- expected volatility: 152%,
- expected dividends: none
- exercise prices as set forth in the agreements,
- common stock price of the underlying share on the valuation date, and
- number of shares to be issued if the instrument is converted

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Deferred Revenue

During 2015, the Company signed MOUs followed by agreement with Medmar, LLC on March 17, 2016 to provide assistance related to filing an application to grow, process and dispense medical cannabis in the States of Maryland, Hawaii and Pennsylvania as well as a general licensing agreement to market the Company's products in those states when and if the applications are accepted. The Company received $50,000 of cash from Medmar during the year ended December 31, 2015 related to the Hawaii and Pennsylvania application fees of $25,000 for each state, and a total of $100,000 during the three months ended March 31, 2016 related to the $50,000 Maryland application fee and $50,000 for a first refusal to licenses in the USA. As of December 31, 2015 and March 31, 2016, the customer deposit balances were $50,000 and $150,000, respectively.

8. Subsequent Events

There were no subsequent events following the period ended March 31, 2016 and throughout the date of the filing of Form 10-Q.

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

Plan of Operations

We are engaged in research and development of cannabis-based medical products for the treatment of a variety of medical conditions such as multiple myeloma, psoriasis, fibromyalgia, post-traumatic stress disorder (PTSD) and migraine, and (ii) consulting services to companies and governmental agencies with respect to complex international medical cannabis protocols and regulations.

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

Pursuant to the collaboration agreements, we expect to pay Sheba $330,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we expect to commence pre-clinical studies on fibromyalgia and psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $300,000 throughout 2016 for conducting the psoriasis research, and $100,000 for the fibromyalgia research during the two years of the study. We currently have the financial resources to fund our obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations.

Research and Development Status

The following table summarizes the stages of development for each of our current Product Prospects.

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba	●	Entered into a research agreement for in vitro studies
	Academic	●	Negotiating terms of a research agreement for in vivo studies
	Medical Center	●	Completed one in vitro study
		●	Proceeding with further pre-clinical in vitro studies (safety and toxicity, pharmacokinetic, and pharmacodynamic)
		●	Submitted a clinical trial protocol to the Israeli Institutional Review Board and received its approval to commence a clinical study
		●	Intend to commence a clinical study in the first quarter of 2016
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

		●	Entered into a Research Collaboration and License Agreement but have not commenced any studies to date
Psoriasis	Sheba Academic Medical Center	●	Drafted a protocol of a Phase I, double blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers

		●	Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream
Psoriasis	Emilia Cosmetics Ltd.	●	Intend to enter into a binding agreement in the second quarter of 2016
		●	Intend to initiate development of the topical cream in the second quarter of 2016

		●	Entered into a research agreement for in vitro studies \
Fibromyalgia	Sheba Academic Medical Center	●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

New delivery system - cannabis soluble tablet	G.C. Group Ltd.	●	Completed a proof of concept (the R=Research phase) of the desired end product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

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

Results of Operations during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

We have not generated any revenue during the three months ended March 31, 2016 and 2015. We have operating expenses related to general and administrative expenses and research and development expenses. During the three months ended March 31, 2016, we incurred a net loss of $314,388 due to general and administrative expenses of $221,556, research and development expenses of $37,043, interest expenses of $998, valuation loss on derivatives of $28,245 and expenses due to amortization of debt discount of $26,546 as compared to a net loss of $404,603 due to general and administrative expenses of $305,479 and research and development expenses of $99,124.

Our general and administrative expenses decreased by $83,923 or 27% during the three months ended March 31, 2016 as compared to the same period in the prior year due to a decrease in non-cash compensation expense. During the three months ended March 31, 2016, our research and development expenses decreased by $62,081 or 63% as compared to the same period in the prior year.

Liquidity and Capital Resources

On March 31, 2016, we had current assets of $320,806 consisting of $266,373 in cash, other receivables of $15,842 and prepaid assets of $38,591. We had property and equipment, net of accumulated depreciation, valued at $22,367 as of March 31, 2016. We had total assets of $343,173 as of March 31, 2016.

On December 31, 2015, we had current assets of $407,549 consisting of $357,161 in cash, other receivables of $11,797 and prepaid assets of $38,591. We had property and equipment, net of accumulated depreciation of $11,863, valued at $22,899 as of December 31, 2015. We had total assets of $430,448 as of December 31, 2015.

On March 31, 2016, we had $315,031 in current liabilities consisting of $9,117 in accounts payable, $26,799 in accrued expenses, customer deposits of $150,000, derivatives valued at $70,219 and convertible notes payable of $58,896.

On December 31, 2015, we had $107,626 in current liabilities consisting of $28,125 in accounts payable, $24,607 in accrued expenses, advances and accounts payables to related parties of $1,820, customer deposits of $50,000 and convertible notes payable of $3,074.

We had positive working capital of $5,775 at March 31, 2016 as compared to $349,923 on December 31, 2015. Our accumulated deficits as of March 31, 2016 and December 31, 2015 were $7,863,253 and $7,548,866, respectively.

We used $171,811 in our operating activities during the three month ended March 31, 2016, which was due to a net loss of $314,388 offset by derivative valuations adjustments of $28,245, amortization of debt discount expenses of $26,546, depreciation expenses of $2,389, options and warrants issued for services valued at $8,074, an increase in accounts receivable of $4,045, a decrease in accounts payable to a related party of $1,820, a decrease in accounts payable of $19,004, an increase in customer deposits of $100,000 and an increase in accrued expenses of $2,192.

We used $387,040 in our operating activities during the three months ended March 31, 2015, which was due to a net loss of $404,603 offset by increases in depreciation expenses of $2,181, non-cash compensation expenses valued at $500, options and warrants issued for services valued at $10,839, a decrease in prepaid expenses of $24,090, increase in accounts payable to related party of $138, increase in accounts payable of $20,788 and an increase of accrued expenses of $40,697.

We used $1,860 and $1,630 during the three months ended March 31, 2016 and 2015, respectively, to purchase property and equipment.

Our financing activities during the three months ended March 31, 2016 provided us with $71,250 through proceeds from debt issuance. We financed our negative cash flow from operations during the three months ended March 31, 2015 through proceeds from issuance of common stock of $90,000.

Based upon our cash position of $266,374 at March 31, 2016, we believe that we may need to raise additional capital, either equity or debt during the first half of fiscal year 2016 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	May 16, 2016
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 16, 2016
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	May 16, 2016
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	May 16, 2016
Mordechai Bignitz