Form 10-Q
period 2016-06-30
OWC Pharmaceutical Research Corp.
filed 2016-08-29
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 29, 2016, the Registrant had 81,460,875 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC Pharmaceutical Research Corp.
Consolidated Balance Sheets
At June 30, 2016 (Unaudited) and December 31, 2015 (Audited)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$162,283	$357,161
Other receivables	7,699	11,797
Prepaid expenses	11,535	38,591
Total current assets	181,517	407,549

Property and equipment, net	19,934	22,899

Total Assets	$201,451	$430,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$31,713	$28,125
Accrued expenses	24,418	24,607
Customer deposit	150,000	50,000
Advances and account payable to related parties	1,820	1,820
Derivatives	53,572	-
Convertible notes payable, net of discount	51,969	3,074
Convertible note payable, in default	37,500	3,074
Total current liabilities	350,992	107,626

Total liabilities	350,992	107,626

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
81,460,875 issued and outstanding at June 30, 2016 and December 31, 2015	815	815
Additional paid in capital	8,541,599	8,533,525
Common stock subscription receivable	(651,730)	(651,730)
Accumulated deficit	(8,036,984)	(7,548,866)
Accumulated other comprehensive loss	(3,241)	(10,922)
Total stockholders' equity (deficit)	(149,541)	322,822
Total Liabilities and Stockholders' equity (deficit)	$201,451	$430,448

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Operations
For the Three and Six-Months Ended June 30, 2016 and 2015 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$-	$-	$-	$-

Expenses
General and administrative	84,466	532,815	306,022	824,090
Research and development	34,776	76,612	71,819	189,940

(Loss) from operations	(119,242)	(609,427)	(377,841)	(1,014,030)

Other income (expense):
Interest expense	(40,562)	-	(41,560)	-
Change in fair value of derivative liabilities	16,647	-	(11,598)	-
Amortization of debt discount	(30,573)	-	(57,119)	-
Total other (expense)	(54,488)	-	(110,277)	-
Total costs and expenses	(173,730)	(609,427)	(488,118)	(1,014,030)

Net income (loss) before income taxes	(173,730)	(609,427)	(488,118)	(1,014,030)
Income tax	-	-	-	-

Net income (loss)	$(173,730)	$(609,427)	$(488,118)	$(1,014,030)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average shares outstanding (basic and diluted)	81,460,875	40,129,063	$81,460,875	$58,799,819

See notes to unaudited interim financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements Comprehensive Loss
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended June 30, 2016	ended June 30, 2015	ended June 30, 2016	ended June 30, 2015

Net loss	$(173,730)	$(609,427)	$(488,118)	$(1,014,030)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,952)	(650)	7,681	(5,608)
Total other comprehensive income, net of tax	(3,952)	(650)	7,681	(5,608)

Comprehensive loss	$(177,682)	$(610,077)	$(480,437)	$(1,019,638)

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(488,118)	$(1,014,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative valuation adjustments	11,598	-
Amortization of debt discount	57,119	-
Depreciation expense	4,825	4,524
Common stock issued for services	-	241,170
Warrants issued for services	8,074	10,839
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	4,098	2,612
(Increase) decrease in accounts receivable - related party	-	11,188
(Increase) decrease in prepaid expenses	27,056	-
Increase (decrease) in accounts payable - related party	-	138
Increase (decrease) in accounts payable	3,589	35,762
Increase (decrease) in customer deposits	100,000	-
Increase (decrease) in accrued expenses	(190)	(40,697)
Cash used in operating activities	(271,949)	(751,106)

Cash flow from investing activities:
Purchase of equipment	(1,860)	(3,179)
Cash used in investing activities	(1,860)	(3,179)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	90,000
Proceeds of debt borrowings	78,500	-
Payment of financing costs	(7,250)	-
Cash provided by financing activities	71,250	90,000

Foreign currency translation	7,681	(5,608)

Change in cash	(194,878)	(669,893)
Cash - beginning of period	357,161	1,469,267
Cash - end of period	$162,283	$799,374

Supplement cash flow information:
Non-cash transactions:
Debt discount arising from derivatives	$41,974	$-

See notes to unaudited interim financial statements.

OWC Pharmaceutical Research Corp.
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2016

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on June 30, 2016 and December 31, 5and the year then ended on a recurring basis:

Fair Value Measurements at June 30, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At June 30, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

During the Year 2016:

Options Issued for Services:

During the three months ended March 31, 2016, we issued 200,000 common stock options. The options valued at $8,074 were granted for services provided by unrelated parties. The fair value of the options was estimated at the date of grant using the Black-Sholes-Merton pricing model. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.11%; expected volatility of 196%, and option term of 2.75 years.

During the Year 2015:

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

Stock Issued for Services:

On February 16, 2015, we issued 500,000 shares for consulting services valued at $500 based on the fair market value of the stock on the date of issuance. These shares were subsequently cancelled in April 2015 and the company issued only 100,000 shares instead in July 2015.

Warrants Granted

As part of the 2015 unit offering, the Company issued a total of 333,333 warrants to purchase up to 333,333 shares of common stock at $0.25 per share.

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

3. Related Party Transactions

Due Related Parties:

Amounts due related parties totaled $1,820 and $1,820 at June 30, 2016 and December 31, 2015, respectively. The company paid $0 and $21,943 in rent to a related party during the six-month period ended June 30, 2016 and 2015, respectively.

4. Notes Payable

Unsecured Notes Payable With Conversion Rights:

A convertible note for $78,500 issued on February 2, 2016, bears interest at 8.0% per annum until paid or converted and matures November 2, 2016. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the company at a variable conversion price of 65% of market price. Upon the issuance of the convertible note, the Company bifurcated the embedded conversion feature and recorded an initial derivative liability of $41,974 (the estimated fair market value at the date of grant based on the Binomial option pricing model) all of which was allocated as debt discount.

During 2015 the Company agreed to provide unsecured promissory notes with an unrelated party for $37,500. The note is non-interest bearing and is due on June 16, 2016. The note has not been paid and is in default at June 30, 2016. The note has a future conversion right that allows the holder to convert the principal balance into the Company's common stock at the lender's sole discretion at 50% of the then market price per share. In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $37,500 had been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the six months June 30, 2016, the Company has amortized $57,119 ($0 in 2015) of the discount arising from the embedded derivative and beneficial conversion feature of the two outstanding notes. The aggregate carrying value of the convertible notes is as follows:

	June 30, 2016	December 31, 2015
Face amount of the notes	$(78,500)	$37,500
Unamortized discount	(26,531)	(34,426)
Net balance	$51,969	$3,074

5. Derivative Liabilities

Embedded Conversion Feature

To properly account for the convertible notes payable discussed in Note 4, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed FASB ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The notes were then analyzed in accordance with FASB ASC 815 to determine if the anti-dilution feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the anti-dilution feature met the requirements for bifurcation pursuant to FASB ASC 815 due to the variable conversion price and therefore accounted for the anti-dilution features of the notes as a derivative liability. Changes in fair value of the derivative financial instruments are recognized in the Company's statement of operations as a derivative valuation gain or loss.

The adjustment to market of $53,572 at June 30, 2016 resulted in a charge of $11,598 for the six months then ended and a gain of $16,647 for the three months then ended.

The Company values its simple conversion option derivatives using the a lattice model. Assumptions used include:

- life through the note maturity date
- expected volatility-152%,
- expected dividends-none
- exercise prices as set forth in the agreements,
- common stock price of the underlying share on the valuation date, and
- number of shares to be issued if the instrument is converted

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no subsequent events following the period ended June 30, 2016 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

We have not generated any revenue during the three months ended June 30, 2016 and 2015. We have operating expenses related to general and administrative expenses and research and development. During the three months ended June 30, 2016, we incurred a net loss of $173,730 due to general and administrative expenses of $84,466, research and development expenses of $34,776, interest expenses of $40,562, a valuation gain on derivatives of $16,647 and expenses due to amortization of debt discount of $30,573 as compared to a net loss of $609,427 due to general and administrative expenses of $532,815 and research and development expenses of $76,612.

Our general and administrative expenses decreased by $448,349 during the three months ended June 30, 2016 as compared to the same period in the prior year. This decrease of 84% is primarily the result of decreased stock-based compensation. The charge relating to stock-based compensation expense was $0 for the three months ended June 30, 2016, compared to $238,989 for the three months ended June 30, 2015.

Our research and development expenses decreased to $34,776 during the three months ended June 30, 2016, compared to $76,612 during the same period in the prior year. The decrease by $41,836 or 55% was primarily due to decreased payments related to our collaboration agreements.

Results of Operations during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

We have not generated any revenue during the six months ended June 30, 2016 and 2015. We have operating expenses related to general and administrative expenses and research and development. During the six months ended June 30, 2016, we incurred a net loss of $488,118 due to general and administrative expenses of $306,022, research and development expenses of $71,819, interest expenses of $41,560, a valuation loss on derivatives of $11,598 and expenses due to amortization of debt discount of $57,119 as compared to a net loss of $1,014,030 due to general and administrative expenses of $824,090 and research and development expenses of $189,940.

Our general and administrative expenses decreased by $518,068 during the six months ended June 30, 2016 as compared to the same period in the prior year. This decrease of 63% is primarily the result of decreased stock-based compensation. The charge relating to stock-based compensation expense was $0 for the six months ended June 30, 2016, compared to $241,170 for the six months ended June 30, 2015.

Our research and development expenses decreased to $71,819 during the six months ended June 30, 2016, compared to $189,940 during the same period in the prior year. The decrease by $118,121 or 62% was primarily due to decreased payments related to our collaboration agreements.

Liquidity and Capital Resources

On June 30, 2016, we had current assets of $181,517 consisting of $162,283 in cash, other receivables of $7,699 and prepaid expenses of $11,535. We had property and equipment valued at $19,934, net of $16,688 in accumulated depreciation, as of June 30, 2016. We had total assets of $201,451 as of June 30, 2016.

On December 31, 2015, we had current assets of $407,549 consisting of $357,161 in cash, other receivables of $11,797 and prepaid assets of $38,591. We had property and equipment, net of accumulated depreciation of  $11,863, valued at $22,899 as of December 31, 2015. We had total assets of $430,448 as of December 31, 2015.

On June 30, 2016, we had $350,994 in current liabilities consisting of $31,713 in accounts payable, $24,418 in accrued expenses, customer deposits of $150,000, advances and accounts payables to related parties of $1,820, derivative liabilities valued at $53,572, convertible notes payable of $51,969 and a convertible note in default of $37,500.

On December 31, 2015, we had $107,626 in current liabilities consisting of $28,125 in accounts payable, $24,607 in accrued expenses, advances and accounts payables to related parties of $1,820, customer deposits of $50,000 and convertible notes payable of $3,074.

We had negative working capital of $169,475 at June 30, 2016 as compared to positive working capital of $299,923 on December 31, 2015. Our accumulated deficit as of June 30, 2016 and December 31, 2015 were $8,036,984 and $7,548,866, respectively.

We used $271,949 in our operating activities during the six month ended June 30, 2016, which was due to a net loss of $488,118 offset by derivative valuations adjustments of $11,598, amortization of debt discount expense of $57,119, depreciation expense of $4,825, warrant expenses valued at $8,047, a decrease in accounts receivable of $4,098, an increase in accounts payable of $4,098, an increase in customer deposits of $100,000, a decrease in prepaid expenses of $27,056 and a decrease in accrued expenses of $190.

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

We used $1,860 and $3,179 during the six months ended June 30, 2016 and 2015, respectively, to purchase property and equipment.

Our financing activities during the six months ended June 30, 2016 provided us with $71,250 through proceeds of $78,500 from debt issuance offset buy $7,250 in debt issuance cost. We financed our negative cash flow from operations during the six months ended June 30, 2015 through proceeds from issuance of common stock of $90,000.

Based upon our cash position of $162,283 at June 30, 2016, we believe that we need to raise additional capital, either equity or debt during the second half of fiscal year 2016 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

Funding of Our Research Programs

On October 22, 2014, we have entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, the Company currently conducts pre-clinical studies on multiple myeloma, which have commenced in April 2015 and we commenced pre-clinical studies on fibromyalgia in the second quarter of 2016. Pursuant to the agreement, we are obligated to pay Sheba $330,000 between the third quarter of 2015 and second quarter of 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the Company has not implemented measures that would prevent one individual from overriding the internal control system. (ii) The Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer and Chief Executive Officers are aware of their responsibilities under the SEC's reporting requirements and personally certify the financial reports.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	August 29, 2016
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 29, 2016
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	August 29, 2016
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	August 29, 2016
Mordechai Bignitz