Form 10-Q/A
period 2016-06-30
OWC Pharmaceutical Research Corp.
filed 2016-10-18
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
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

On October 18, 2016, the Registrant had 81,460,875 shares of common stock outstanding.

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

As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as June 30, 2016. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the second quarter of 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS  Back to Table of Contents

You should carefully consider the Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CEO, Mordechi Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CFO, Shmuel De-Saban, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechi Bignitz as CEO, filed herewith.
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Shmuel De-Saban as CFO, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	October 18, 2016
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 18, 2016
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	October 18, 2016
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	October 18, 2016
Mordechai Bignitz