Form 10-Q/A
period 2016-06-30
OWC Pharmaceutical Research Corp.
filed 2016-10-24
CIK 1431934

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

On June 30, 2016, the Registrant had 81,460,875 shares of common stock outstanding.

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	October 24, 2016
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 24, 2016
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	October 24, 2016
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	October 24, 2016
Mordechai Bignitz