Form 10-Q
period 2016-09-30
OWC Pharmaceutical Research Corp.
filed 2016-11-14
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 14, 2016, the Registrant had 135,305,474 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC Pharmaceutical Research Corp.
Consolidated Balance Sheets
At September 30, 2016 (Unaudited) and December 31, 2016

	September 30, 2016
	(Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$90,327	$357,161
Other receivables	12,218	11,797
Prepaid expenses	9,716	38,591
Total current assets	112,261	407,549

Property and equipment, net	17,504	22,899

Total Assets	$129,765	$430,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$8,866	$28,125
Accrued expenses	25,821	24,607
Customer deposit	150,000	50,000
Advances and accounts payable to related parties	1,820	1,820
Convertible notes payable, net of discount	-	3,074
Total current liabilities	186,507	107,626

Non-current liabilities
Notes payable	50,000	-
Total non-current liabilities	50,000	107,626

Total liabilities	236,507	107,626

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
121,416,585 and 81,460,875 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,216	815
Additional paid in capital	8,708,358	8,533,525
Common stock subscription receivable	(651,730)	(651,730)
Common stock subscription payable	12,500	-
Accumulated deficit	(8,177,778)	(7,548,866)
Accumulated other comprehensive income	692	(10,922)
Total stockholders' equity	(106,742)	322,822
Total Liabilities and Stockholders' equity (deficit)	$129,765	$430,448

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Operations
For the Three and Nine-Month Periods Ended September 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$-	$-	$-	$-

Expenses
General and administrative	74,898	311,391	380,920	1,135,481
Research and development	30,363	96,834	102,182	286,774
(Loss) from operations	(105,261)	(408,225)	(483,102)	(1,422,255)

Other income (expense)
Loss on settlement of debt	(4,521)	-	(4,521)	-
Interest expense	(2,055)	-	(43,615)	-
Change in fair value of derivative liabilities	(2,426)	-	(14,024)	-
Amortization of debt discount	(26,531)	-	(83,650)	-
Total other income (expense)	(35,533)	-	(145,810)	-
Total costs and expenses	(140,794)	(408,225)	(628,912)	(1,422,255)

Net loss before income taxes	(140,794)	(408,225)	(628,912)	(1,422,255)
Income tax	-	-	-	-

Net loss	$(140,794)	$(408,225)	$(628,912)	$(1,422,255)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding
(basic and diluted)	85,204,293	81,219,430	$82,717,789	$80,308,561

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements Comprehensive Loss
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net loss	$(140,794)	$(408,225)	$(628,912)	$(1,422,255)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,933	893	11,614	(4,715)
Total other comprehensive income (loss), net of tax	3,933	893	11,614	(4,715)

Comprehensive loss	$(136,861)	$(407,332)	$(617,298)	$(1,426,970)

See notes to unaudited interim consolidated financial statements.

OWC Pharmaceutical Research Corp.
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2016 and 2015
(Unaudited)

	For the Nine	For the Nine
	Months ended	Months ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(628,912)	$(1,422,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative valuation adjustments	14,024	-
Loss on settlement of debt	4,521	-
Amortization of debt discount	83,650	-
Depreciation expense	7,255	6,960
Common stock issued for services	-	360,369
Warrants issued for services	8,074	10,839
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(421)	-
(Increase) decrease in accounts receivable - related party	-	13,346
(Increase) decrease in prepaid expenses	29,454	-
Increase (decrease) accounts payable - related party	(1,820)	(138)
Increase (decrease) in accounts payable	(19,258)	28,020
Increase (decrease) in customer deposits	100,000	-
Increase (decrease) in accrued expenses	5,595	(40,693)
Cash used in operating activities	(397,838)	(1,043,552)

Cash flow from investing activities:
Purchase of equipment	(1,860)	(3,179)
Cash used in investing activities	(1,860)	(3,179)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	114,000
Proceeds of debt borrowings	50,000	-
Proceeds of debt borrowings - convertible	78,500	-
Payment of financing costs	(7,250)	-
Cash provided by financing activities	121,250	114,000

Foreign currency translation	11,614	(4,715)

Change in cash	(266,834)	(937,446)
Cash - beginning of period	357,161	1,469,267
Cash - end of period	$90,327	$531,821

Supplement cash flow information:
Non-cash transactions:
Debt discount arising from derivatives	$41,974	$-
Conversion of debt	$175,138	$-

OWC Pharmaceutical Research Corp.
 Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2016

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2016 and December 31, 2015 and the year then ended on a recurring basis:

Fair Value Measurements at September 30, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At September 30, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock issued in 2016

Shares Issued upon Conversion of Debt:

In September 2016, the Company agreed to the conversion of $116,000 in principal and $3,140 in interest due on two convertible notes of which resulted into the issuance of 39,955,710 and 13,888,889 shares which are subject to stock payable with a value of $12,500 resulting in a loss of $4,521.

Options Issued for Services:

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

Common Stock issued in 2015

Stock Issued for Cash:

In August of 2015, we also received $24,000 through a placement of 100,000 common stock units. Those units were sold at $0.24 per unit. Each unit consisted of two shares of common stock and two warrants to purchase common stock. 100,000 warrants are exercisable at $0.12 and expire on August 31, 2016 while the other 100,000 warrants are exercisable at $0.25 and expire on August 31, 2017.

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

Stock Issued for Services:

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

3. Related Party Transactions

Due Related Parties: Amounts due related parties totaled $1,820 at September 30, 2016 and $1,820 at December 31, 2015, respectively. The Company paid $16,163 during the period ended September 30, 2016 and $21,943 in  2015 in rent to a related party.

4. Notes Payable

Unsecured Notes Payable Without Conversion Rights

A loan agreement for up to $300,000 was issued September 28, 2016. The agreement allows for six incremental draws of $50,000 to be drawn monthly beginning September 1, 2016 in order to meet future working capital demands. The loan advances are non-interest bearing. The loan is may be repaid at any time but matures 36 months from the date of issue. As of September 30th, 2016 the company has drawn down $50,000 leaving an available balance of $250,000.

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

During 2015 the Company agreed to provide unsecured promissory notes with an unrelated party for $37,500. The note is non-interest bearing and is due on September 16, 2016. The note has not been paid and is in default at September 30, 2016. The note has a future conversion right that allows the holder to convert the principal balance into the Company's common stock at the lender's sole discretion at 50% of the then market price per share. In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $37,500 had been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the nine months September 30, 2016, the Company has amortized $83,650 ($0 in 2015) of the discount arising from the embedded derivative and beneficial conversion feature of the two outstanding notes.

During August and September 2016, in accordance with the original terms of the notes, at the option of the note holders, the entire combined balance of $116,000 and interest of $3,140 was converted into 39,955,710 and 13,888,889 shares which are subject to stock payable with a value of $12,500 resulting in a loss of $4,521. At the date of conversions, the entire derivative liability associated with the bifurcated conversion feature of was marked-to-market, resulting in an increase of $2,426, to a total derivative liability of $55,998 which was reclassified to paid in capital on the date of conversion. The $2,426 change was recorded as a derivative valuation charge in the Consolidated Statement of Operations.

In September, 2016 the Company authorized the issuance of 53,844,599 shares of common stock upon the conversion of $116,000 in principal and $3,140 in interest due on two convertible notes of which 39,955,710 were issued and 13,888,889 shares are subject to stock payable with a value of $12,500 resulting in a loss of $4,521 .

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

The conversion of $55,998 during the three months ended September 30, 2016 resulted in a charge of $14,024 and an adjustment charge to the market of $2,426 for the three months ended September 30, 2016.

The Company values its simple conversion option derivatives using the a lattice model. Assumptions used include:

- life through the note maturity date
- expected volatility-152%,
- expected dividends-none
- exercise prices as set forth in the agreements,
- common stock price of the underlying share on the valuation date, and
- number of shares to be issued if the instrument is converted

During August and September 2016, in accordance with the original terms of the notes, at the option of the note holders, the entire balance of $78,500 and interest of $3,140 was converted into 20,142,568 shares of common stock. At the date of conversions, the entire derivative liability associated with the bifurcated conversion feature of was marked-to-market, resulting in an increase of $2,496, to a total derivative liability of $55,998 which was reclassified to paid in capital on the date of conversion. The $2,426 change was recorded as a derivative valuation charge in the Consolidated Statement of Operations

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no subsequent events following the period ended September 30, 2016 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

We have not generated any revenue during the three months ended September 30, 2016 and 2015. We have operating expenses related to general and administrative expenses and research and development. During the three months ended September 30, 2016, we incurred a net loss of $140,794 due to general and administrative expenses of $74,898, research and development expenses of $30,363, a loss of $4,521 related to a debt settlement, interest expense of $2,055, a valuation loss on derivatives of $2,426 and expenses due to amortization of debt discount of $26,531 as compared to a net loss of $408,225 due to general and administrative expenses of $311,391 and research and development expenses of $96,834.

Our general and administrative expenses decreased by $236,493 during the three months ended September 30, 2016 as compared to the same period in the prior year. This decrease of 76% is primarily the result of decreased stock-based compensation. The charge relating to stock-based compensation expense was $0 for the three months ended September 30, 2016, compared to $119,199 for the three months ended September 30, 2015.

Our research and development expenses decreased to $30,363 during the three months ended September 30, 2016, compared to $96,834 during the same period in the prior year. The decrease by $66,471 or 69% was primarily due to decreased payments related to our collaboration agreements.

Results of Operations during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

We have not generated any revenue during the nine months ended September 30, 2016 and 2015. We have operating expenses related to general and administrative expenses and research and development. During the nine months ended September 30, 2016, we incurred a net loss of $628,912 due to general and administrative expenses of $380,920, research and development expenses of $102,182, a loss of $4,521 related to a debt settlement, interest expense of $43,615, a valuation loss on derivatives of $14,024 and expenses due to amortization of debt discount of $83,650 as compared to a net loss of $1,422,255 due to general and administrative expenses of $1,135,481 and research and development expenses of $286,774.

Our general and administrative expenses decreased by $754,561 during the nine months ended September 30, 2016 as compared to the same period in the prior year. This decrease of 66% is primarily the result of decreased stock-based compensation. The charge relating to stock-based compensation expense was $0 for the nine months ended September 30, 2016, compared to $360,369 for the nine months ended September 30, 2015.

Our research and development expenses decreased to $102,182 during the nine months ended September 30, 2016, compared to $286,774 during the same period in the prior year. The decrease by $184,592 or 64% was primarily due to decreased payments related to our collaboration agreements.

Liquidity and Capital Resources

On September 30, 2016, we had current assets of $112,261 consisting of $90,327 in cash, other receivables of $12,218 and prepaid expenses of $9,716. We had property and equipment, net of accumulated depreciation of $19,118 valued at $17,504 as of September 30, 2016. We had total assets of $129,765 as of September 30, 2016.

On December 31, 2015, we had current assets of $407,549 consisting of $357,161 in cash, other receivables of $11,797 and prepaid assets of $38,591. We had property and equipment, net of accumulated depreciation of  $11,863, valued at $22,899 as of December 31, 2015. We had total assets of $430,448 as of December 31, 2015.

On September 30, 2016, we had $186,507 in current liabilities consisting of $8,866 in accounts payable, $25,281 in accrued expenses, customer deposits of $150,000 and $1,820 in advances and accounts payable to related parties.

On December 31, 2015, we had $107,626 in current liabilities consisting of $28,125 in accounts payable, $24,607 in accrued expenses, customer deposits of $50,000, $1,820 in advances and accounts payable to related parties and convertible notes payable of $3,074.

We had negative working capital of $74,246 at September 30, 2016 as compared to positive working capital of $299,923 on December 31, 2015. Our accumulated deficit as of September 30, 2016 and December 31, 2015 were $8,177,778 and $7,548,866, respectively.

We used $397,838 in our operating activities during the nine month ended September 30, 2016, which was due to a net loss of $628,912 offset by derivative valuations adjustments of $14,024, a loss of $4,521 related to debt settlements, amortization of debt discount expense of $83,650, depreciation expense of $7,255, warrant expenses valued at $8,074, a decrease in accounts receivable of $421, a decrease in prepaid expenses of $29,454, an increase in accounts payable to related party of $1,820, an increase in accounts payable of $19,258, an increase in customer deposits of $100,000 and an increase in accrued expenses of $5,595.

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

We used $1,860 and $3,179 during the nine months ended September 30, 2016 and 2015, respectively, to purchase property and equipment.

Our financing activities during the nine months ended September 30, 2016 provided us with $121,250 from debt borrowings of $128,500 offset buy $7,250 in debt issuance cost. We financed our negative cash flow from operations during the nine months ended September 30, 2015 through proceeds from issuance of common stock of $90,000.

Based upon our cash position of $90,327 at September 30, 2016, we believe that we need to raise additional capital, either equity or debt during the remainder of fiscal year 2016 in order to fund our plan of operations including our research and development initiatives for the next twelve months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2016. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three-months ended September 30, 2016, the Company issued 2,307,692 restricted shares of common stock valued at $300,000 to Michepro Holding Ltd. in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D and Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") under the Act.

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	November 14, 2016
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2016
Shmuel De-Saban

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer	November 14, 2016
Mordechai Bignitz

/s/ Mordechai Bignitz	Chairman	November 14, 2016
Mordechai Bignitz