Form 10-K
period 2016-12-31
OWC Pharmaceutical Research Corp.
filed 2017-04-17
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 0-54856

OWC Pharmaceutical Research Corp.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

30 Shacham Street. P.O.B. 8324 Petach Tikva, Israel	4918103
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972-3-917-1921

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On June 30, 2016, the aggregate market value of the 68,029,729 shares of common stock held by non-affiliates of the Registrant was approximately $1,020,446 based on the closing price of $0.015 of the Registrant’s common stock on June 30, 2016. On March 31, 2017, the Registrant had 144,719,287 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission filings.

Overview

We are a medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. We are currently engaged in the research and development and have conducted trials on the efficacy of cannabis-based medical products (the “Cannabis-Based Medical Products”) commencing with our cannabis-based topical cream for the treatment of psoriasis. In addition, we also are pursuing the use of our Cannabis-Based Medical Products for the treatment of multiple myeloma, post-traumatic stress disorder (“PTSD”) and fibromyalgia, and have made significant advancements in the development of a cannabis soluble tablet delivery system that could have applications for other indications. We are also capable of providing consulting services to governmental and private entities to assist them with developing and implementing tailor-made comprehensive medical cannabis programs, althought we have not generated any revenues from such services to date.

We have been engaged in research and development and consulting activities through our wholly-owned Israeli subsidiary, One World Cannabis Ltd (“OWC”) since July 2014. To date, we have executed binding agreements with major hospitals and medical research facilities in Israel for the purpose of conducting research studies and trials related to the development and use of Cannabis-Based Medical Products for the treatment of myeloma, psoriasis, , and for the development of a cannabis soluble tablet delivery system. We recently announced promising clinical results from the testing of our cannabis-based topical cream for the treatment of psoriasis, an autoimmune disease that causes red, scaly patches to appear on the skin, and can be associated with other serious health conditions, including diabetes, heart disease and depression. Skin cells in patients with psoriasis grow at an abnormally fast rate, causing a buildup of lesions that tend to burn and itch. While the real cause of psoriasis is not known, genetics are believed to play a major role in its development. According to the National Psoriasis Foundation, psoriasis affects 7.5 million people in the United States.

In addition to our agreements with major Israeli hospitals and research institutions, as well as distribution agreements with private corporations discussed in more detail below, we also provide consulting and advisory services and have entered into a binding agreement with an American corporation to advise it on establishing a medical cannabis treatment program. These agreements, as stated above, are described in more detail below.

Former Operations

In 2008, we acquired a patent relating to our electromagnetic percussion device (the “Device”). In March 2013, we entered into a manufacturing and distribution agreement with GUMI Tel Aviv Ltd. (“GUMI”), a technology company engaged in the manufacture and sale of industrial equipment, to develop, manufacture and market the Device. To date, we have not derived any revenues from GUMI’s marketing efforts. We abandoned this line of business in 2015 and in February 2016 terminated our agreement with GUMI, executing mutual general releases.

We were incorporated in Delaware on March 7, 2008 under the name Dynamic Applications Corp. We changed our name to OWC Pharmaceutical Research Corp. on December 9, 2014. We formed our fully owned subsidiary OWC in Israel on July 6, 2014. Our principal executive offices are located at 30 Shacham Street. P.O. Box 8324 Petach Tikva, Israel 4918103 and our telephone number is 972 (0) 3-758-2657.

Our Research and Development Activities

Since 2014, our focus has been on researching and developing cannabis-based formulations for the treatment of multiple myeloma, psoriasis, PTSD and fibromyalgia. We believe a significant need remains for novel oral and safe drugs for patients who do not respond to existing therapies or for whom these therapies are unsuitable. Our research and development is focused primarily on exploring several formulations containing active compounds from the cannabis plant, including (but not limited to) the cannabinoids CBD and THC, and identifying potential therapeutic applications of the synergistic effects of these active compounds. The synergistic contributions of our formulations have not yet been fully-researched and scientifically demonstrated and that is the purpose of the studies we have been conducting in collaboration with major Israeli health institutions discussed more fully below.

We aim to standardize the formulations of our Cannabis-Based Medical Products across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC). Although there are existing reports and studies on CBD and THC, our formulations upon completion are expected to possibly contain several additional active compounds from the cannabis plant that have not been as well studied to date by others. Our formulations must be fully-researched and documented in order to verify their efficacy at treating indications, the appropriate dosage levels and the appropriate methods of administration. As we continue to experience promising results through research and development, we intend to produce pharmaceutical-grade cannabinoid-based products and treatments standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. During the past two years ended December 31, 2016 and 2015, we spent $141,858 and $271,394 on research and development, respectively.

We are continuing to conduct our research, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. Dr. Yehuda Baruch, our Chief Science Officer and OWC’s Director of Research and Regulatory Affairs, and Alon Sinai, OWC’s Chief Operating Officer, will monitor the studies. Our team of specialists also includes Dr. Miri Sani our regulatory adviser and Dr. Sharon Rozenblat, who is a Senior Advisor to the Scientific Advisory Boardand Dr. Merav Leiba, also a Senior Science Advisor of OWC.

Research Collaboration and License Agreements

To date, OWC has signed three research collaboration and license agreements with Sheba Academic Medical Center located in Tel Hashomer, Israel (“Sheba”). Sheba is a university-affiliated hospital that serves as one of Israel’s national medical centers and is one of the most advanced medical centers in the Middle East. Within the framework of the agreements with Sheba, OWC will initiate the studies at the Sheba facilities to explore the effect of formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma, and psoriasis. Each formulation will be targeted at one of the three indications.

Pursuant to the collaboration agreements, we are expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we commenced pre-clinical studies on the treatment of psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of December 31, 2016, we have paid Sheba $64,389 according Sheba’s payment requests.

Dr. Leiba led our in vitro studies on the effect of a formulation comprised of Cannabidiol (CBD) and tetrahydrocannabinol (THC) on multiple myeloma cells studied outside their normal biological context. The results indicated a 100% mortality rate of myeloma cells in 80% of the cultured cells within a 24 to 48-hour period, and highlight the potential abilities of cannabis oil extract to fight multiple myeloma cancer cells. We believe that the results of this study indicate a potential to develop a more effective treatment for multiple myeloma than standard therapies. Based on the results of this pre-clinical study, we proceeded with further pre-clinical studies (safety and toxicity, pharmacokinetic, and pharmacodynamic) of our formulation.

On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer and a world-leading company in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis. On November 27, 2016, we entered into a license agreement with Emilia (the “License Agreement”). During the fourth quarter of 2016, the Company completed the development process and then initiated a phase I study at Sheba to explore the safety of the topical cream on psoriasis. Prior to entering into the License Agreement, the Company and Emilia conducted a development and evaluation program (as defined in the License Agreement) for the development of a specific product comprising Emilia’s formulation with certain medical cannabis extract provided by OWC for topical treatment of psoriasis.

Pursuant to the License Agreement, Emilia granted a limited license to us with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s Product. If such trial proves successful, Emilia will grant OWC an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia intellectual property, in consideration for which, from and after the first commercial sales of the licensed product, OWC shall pay to Emilia a royalty at the rate of ten percent of net sales (as defined in the License Agreement) during the period beginning upon the first commercial sale and ending ten years thereafter. In the event the sale of the licensed product during the royalty term reaches the minimum sales targets set forth in the License Agreement, the royalty term will be extended for an additional five-year term.

In April 2015, OWC engaged G.C. Group Ltd., an Israeli corporation specializing in pharmaceutical R&D to provide formulation development services for OWC’s new delivery system in the form of a cannabis soluble tablet. We see a soluble tablet as providing a superior method of delivery, allowing physicians and researchers to better control the dosage amounts. We believe that the most common usage/delivery methods of medical cannabis in practice today (smoking or ingesting edibles or oil extracts) do not provide an adequate means of dosage control. G.C. Group Ltd. successfully completed the first phase of development, a proof of concept (the R=Research phase) of the desired end-product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet. The agreement was terminated on December 31, 2015. However, the Company plans to continue the development process. The Company started developing other delivery systems, designed for different indications, during the first quarter of 2016.

On December 29, 2016, we entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund by Chaim Sheba Medical Center, a non-profit organization incorporated under the laws of the State of Israel (the “Fund”).

Pursuant to the Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose study (the “Study”) to determine the safety, tolerability of topical cream containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers, employing the services of Dr. Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by the OWC and governing the administration of the Study Drug.

On February 1, 2017, following the very encouraging results that have been achieved at the mid-point of the Study, the Company determined to extend the size and scope of the Study for the purpose, among other things, of checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/ inhibition and several interleukins). Despite extending its size and scope of the Study, the Registrant expects to compete the Study during the 2nd or 3rd quarters of 2017.

Our Product Prospects Pipeline

The table below sets forth our current pipeline of Product Prospects, including the target indication and status of each.

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba Academic	●	Entered into a research agreement for in vitro studies
	Medical Center	●	Negotiating terms of a research agreement for in vivo studies
		●	Completed one in vitro study
		●	Proceeding with further pre-clinical in vitro studies (safety and toxicity, pharmacokinetic, and pharmacodynamic)
		●	Expect to submit a clinical trial protocol to the Israeli Institutional Review Board and received its approval to commence a clinical study
		●	Intend to commence a clinical study in the third quarter of 2017
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

Psoriasis	Sheba Academic	●	Entered into a Research Collaboration and License Agreement but have not commenced any studies to date
	Medical Center	●	Received an IRB approval for a Phase I, double blind,
randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers. The study should begin in or about April 2017.

Psoriasis	Emilia Cosmetics Ltd.	●	Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream
		●	We finished the development of the topical cream in the first quarter of 2016.

Fibromyalgia	Sheba Academic Medical Center	●	Drafted a clinical trial protocol synopsis

New delivery system - cannabis soluble tablet	G.C. Group Ltd.		Completed a proof of concept (the R=Research phase) of the desired end-product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet. This arrangement was terminated effective on December 31, 2015.

Market Opportunity

According to the 2014 edition of the Marijuana Business Factbook, U.S. retail sales of medical cannabis are expected to rise significantly over the next five years from an estimated $2.2 billion in 2014 to $8.2 billion in 2018. We believe that cannabis-based formulations have the potential to effectively treat multiple myeloma, psoriasis, PTSD and fibromyalgia.

Controlled substance legislation differs between countries (and jurisdictions within those countries) and legislation in certain countries may restrict or limit our ability to distribute or sell our products. We believe that the United States will represent a major market for our cannabis-based Product Prospects due, in large part, to state level legislation allowing comprehensive public medical cannabis programs. A total of 28 states, the District of Columbia and Guam now allow for comprehensive public medical cannabis programs. Recently approved efforts in 16 states allow use of “low THC, high cannabidiol (CBD)” products for medical reasons in limited situations.

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

Multiple myeloma is a hematological (blood) cancer that develops in the plasma cells found in bone marrow. Plasma cells are a type of white blood cell responsible for producing antibodies (immunoglobulins) which are critical for maintaining the body’s immune system. Through a complex, multi-step process, healthy plasma cells transform into malignant myeloma cells. Myeloma cells result in the production of abnormal antibodies, or M proteins. The M proteins offer no benefit to the body, and as the amount of M protein increases, it crowds out normally functioning immunoglobulins. This ultimately causes multiple myeloma symptoms such as bone damage or kidney problems. Multiple myeloma is considered to be incurable but treatable. Remissions may be induced with steroids, chemotherapy, proteasome inhibitors, immunomodulatory drugs such as thalidomide or lenalidomide, and stem cell transplants. Radiation therapy is sometimes used to reduce pain from bone lesions. According to the American Cancer Society, in the United States the lifetime risk of getting multiple myeloma is 1 in 143 and it is estimated that 30,330 new cases will be diagnosed in 2016.

Fibromyalgia is a chronic health problem that causes pain throughout the body and other symptoms such as fatigue and cognitive (memory or thought) problems. According to the National Fibromyalgia Association the disorder affects an estimated ten million people in the United States and an estimated 3 to 6% of the world population. There is no known cure and a variety of prescription medications are often used to reduce pain levels and improve sleep. On June 21, 2007, the U.S. Food and Drug Administration approved Lyrica (pregabalin) as the first drug to treat fibromyalgia. Cymbalta (duloxetine HCl) was approved in June 2008 and Savella (milnacipranHCl) was approved in January 2009, both of which are now a generic formulations no longer under patent protection.

Psoriasis is a skin condition that affects 2% to 3% of the general population according to the National Psoriasis Foundation. The disease is manifested by scaly plaques on the skin and in the severe form has a major effect on the physical and emotional well-being of the patients. Topical agents are typically used for mild disease, phototherapy for moderate disease, and systemic agents for severe disease. For moderate to severe cases, systemic biologic drugs, delivered via IV, have dominated the market. According to the National Psoriasis Foundation, common side effects of biologics include respiratory infections, flu-like symptoms, and injection site reactions while rare side effects include serious nervous system disorders, such as multiple sclerosis, seizures, or inflammation of the nerves of the eyes, blood disorders, and certain types of cancer. According to Global Data, the psoriasis treatment market was worth $3.6 billion in 2010 and is forecast to grow to $6.7 billion by 2018. The current common treatments for psoriasis include topical and systemic drugs, steroids, immunosuppressive drugs such as Cyclosporine A (by Novartis), methotrexate or MTX and biological drugs such as Enbrel (by Amgen), Amevive (by Biogen but whose patent expired in 2013) and Ustakinumabn (by Janssen Immunology).

Our Consulting Services

We believe that the complexity of the medical cannabis industry has created a demand for consulting and advisory services in different aspects of the industry. Our employees have substantial experience designing training programs for physicians, caregivers, and researchers that are essential to the establishment of a successful, patient-focused medical cannabis program. Our services are designed to help government officials, policy-makers and regulatory agencies develop and implement tailor-made comprehensive medical cannabis programs. In addition, we also offer medical cannabis regulatory compliance services and patient-care consultancy services to private corporations. Our initial activities to secure consulting contracts will be in member states of the European Union and states of the United States that allow for public medical cannabis programs. To date, no revenues have been generated from this arrangement and no definitive agreement has been executed.

Our Medmar Agreements

On October 11, 2015, OWC entered into a memorandum of understanding with Medmar LLC, organized under the laws of the State of Maryland with operations in Hawaii and Pennsylvania (“Medmar”) for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which MedMar has paid us $100,000. On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement granting Medmar certain rights in connection with the commercialization of our Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50,000.

On March 17, 2016, Medmar and OWC executed a consulting and license agreement pursuant to which OWC granted to Medmar an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the certain of our products (as defined in the license agreement) in the State of Maryland, against payment by Medmar to OWC of a royalty.

On September 28, 2016, we entered into a non-recourse loan agreement with Medmar pursuant to which Medmar agreed to loan OWC a total of $300,000 in installments of $50,000 each on a non-interest bearing basis with no conversion rights. The loan, which was made on a non-recourse basis, may be prepaid at any time, is due 36 months from the date of the loan. Our obligation to repay the shall be made only by the set-off of royalties payable by Medmar to OWC, if and only to the extent Medmar is required to pay any royalties to OWC under the March 17, 2016 license agreement referenced above. To the extent that the royalties payable to OWC under the license agreement shall be insufficient to repay the loan, for any reason whatsoever, Medmar agreed to waive any repayment rights and/or any claim for any such deficiency. $250,000 of the loan proceeds were funded before the year-ended December 31, 2016 and the last tranche of $50,000 was funded in February 2017 by Medmar.

Marketing and Sales

We do not currently have any marketing or sales capabilities. We intend to license to, or enter strategic alliances with, larger companies in the pharmaceutical business, which are equipped to market and/or sell our products, if any, through their well-developed marketing capabilities and distribution networks. We intend to out-license some or all our patent rights to more than one party to achieve the fullest development, marketing and distribution of any products we develop.

Our Strengths

Notwithstanding the fact that we have only commenced our cannabis-based medical research, we believe that we offer the following key characteristics in our approach to developing our cannabis-based Product Prospects:

●	Our leading medical professionals are recognized leaders in medical cannabis treatments

●	We received approval from the Israeli Institutional Review Board for an in vitro clinical study for the treatment of multiple myeloma

●	We have already filed eight provisional patent applications with the U.S. Patent and Trademark Office;

●	We have entered into three research and license agreements with Sheba to conduct research on multiple myeloma, psoriasis and fibromyalgia

●	Understanding governmental regulation is a prerequisite for success in our industry and our team has substantial knowledge and experience with respect to the rules of drug development and medical cannabis programs

●	OWC’s scientific team has many years of experience in diverse but relevant disciplines, including medical research and regulatory affairs, as well as extensive cannabis-related issues experience

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary nature of our Product Prospects, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights, including our provisional patents described below. We have not acquired any intellectual property from Dr. Baruch or Mr. Sinai. Rather, they have brought to the Company their wealth of know-how in matters related to medical cannabis, based upon their many years of experience in the medical field as well as Dr. Baruch’s service leading the Medical Cannabis Unit of the Israeli Ministry of Health.

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

The table below depicts the Company’s provisional patent applications:

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

Employees

We presently have no full-time employees. Our Chief Executive Officer and Chief Financial Officer are employed under service agreements with the Company. Our officers and directors are expected to dedicate approximately 60% of their professional time to our business until such time that we receive regulatory approval of any Product Prospect. OWC currently has four employees. OWC’s employees conduct our medical research through collaboration agreements with third parties.

Legal Proceedings

The Company has filed an action in the Supreme Court of the State of New York, New York County for alleged legal malpractice against the NYC law firm of Sichenzia Ross Ference Kesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross (collectively, the “Defendants”). Our claims arise out of legal services allegedly negligently performed by the Defendants related to the: (i) filing of a registration statement on Form S-1; (ii) the withdrawal of the S-1; (iii)delayed filing of a second S-1; and (iv)related contracts and convertible note instrument that resulted in OWCP suffering damages in excess of $2 million in equity and the issuance of approximately 35 million shares upon conversion of a note without any consideration or benefit to OWCP. We brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is now in the pleading stages. Reference is made to our Form 8-K filed with the SEC on November 30, 2016, and specifically to the details contained in our attorney’s demand letter to Sichenzia Ross and Ross prior to the commencement of the lawsuit.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Government Laws and Regulations Relating to the Cannabis Industry

Israel

To date, our research and development activities have been conducted in and limited to Israel. The cannabis-based products we are developing contain controlled substance (cannabis) as defined in the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the Ministry of Health, IMCU - Israel Medical Cannabis Unit, on an ad-hoc basis. OWC obtained necessary IMCU licenses in order to carry out the research in collaboration with Sheba Academic Medical Center and with G.C. Group. OWC is acquiring the cannabis needed for its research activities from G.K. Medical Cannabis, a government-licensed Israeli medical cannabis grower. Because we do not have a license to possess cannabis, the cannabis that is required for the studies must be transported from the licensed grower directly to Sheba’s laboratories, in compliance with our license to use cannabis for medical research. We have applied for additional licenses in order to continue our activities in collaboration with Sheba Academic Medical Center and with G.C. Group.

Although we have been successful in obtaining a license to use cannabis for medical research, there can be no assurance that we will be able to continue to maintain this license in the future.

United States

In the event that we seek to conduct any product-related activities in the United States in the future, the research and development, manufacturing, distribution and sale of our Product Prospects will become subject to the United States’ Federal Controlled Substances Act of 1970 and regulations promulgated thereunder. While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If approved by the FDA, we expect the products to be listed by the Drug Enforcement Agency or DEA as a Schedule II or III controlled substance. Consequently, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of our future products will be subject to a significant degree of regulation by the DEA. In addition, individual states in the United States have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our products. To date, a total of 23 states, the District of Columbia and Guam allow for comprehensive public medical cannabis programs. In addition, 16 states allow use of “low THC, high cannabidiol (CBD)” products for medical reasons in limited situations.

As of the date of this filing, the Company has provided consulting services to a medical marijuana program with locations in Hawaii and Pennsylvania. We do not grow or distribute cannabis. However, our providing of ancillary products and services to state-approved programs could be deemed to be aiding and abetting illegal activities, a violation of federal law. We intend to remain within the guidelines outlined in the Cole Memo (see “The Cole Memo”), however, we cannot provide assurance that the Company is in full compliance with the Cole Memo or any other federal laws or regulations. Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws.

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

In light of these developments, DOJ Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities:

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

FinCEN

Since the use of cannabis is illegal under federal law, we or our consulting clients may have difficulty acquiring or maintaining bank accounts in the United States. The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations (“BSA”). In general, the decision to open, close, or refuse any account or relationship should be made by each financial institution based on several factors specific to that institution. These factors may include its business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a cannabis-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained about such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

Europe

Even though we do not currently intend to distribute any future products or provide consulting services in Europe, we may do so in the future. Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961, amended 1972), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies tetrahydrocannabinol (THC) - the principal psychoactive cannabinoid of cannabis - as schedule I psychotropic substance (Substances presenting a high risk of abuse, posing a particularly, serious threat to public health which are of very little or no therapeutic value).

Most countries in Europe are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to our obtaining manufacturing and/or marketing approval for our products in those countries or to providing consulting services in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, or for us to provide consulting services, or achieving such amendments to the laws and regulations may take a prolonged period. While some countries in Europe such as the United Kingdom, Germany, the Czech Republic, France, Romania, and Finland have decriminalized cannabis or permit its use for medical purposes, no country has completely legalized it.

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

A summary of the Israeli, U.S. and EU regulatory processes follow below:

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

Israel’s Ministry of Health, which regulates medical testing, has adopted protocols that correspond, generally, to those of the FDA and the EMA, making it comparatively straightforward for studies conducted in Israel to satisfy FDA and the European Medicines Agency requirements, thereby enabling medical technologies subjected to clinical trials in Israel to reach U.S. and EU commercial markets in an expedited fashion. Many members of Israel’s medical community have earned international prestige in their chosen fields of expertise and routinely collaborate, teach and lecture at leading medical centers throughout the world. Israel also has free trade agreements with the United States and the European Union.

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

Preclinical tests include in vitro and in vivo evaluation of the product candidate, its chemistry, formulation and stability, and animal studies to assess potential safety and efficacy. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. After laboratory analysis and preclinical testing, testing, a sponsor files an Investigational New Drug application, or IND, to begin human testing. Typically, a manufacturer conducts a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent. In Phase I, small clinical trials are conducted to determine the safety and proper dose ranges of product candidates. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of product candidates. In Phase III, clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy. The time and expense that will be required for us to perform this clinical testing can vary and is substantial. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing within any specific period, if at all. Furthermore, the FDA, the Institutional Review Board responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

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

We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA. The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted. The process may be significantly extended by requests for additional information or clarification regarding information already provided. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians. Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period and impose costly procedures on our activities. We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses and these limitations may adversely affect the commercial viability of the product. Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

Even after we obtain FDA approval, we may be required to conduct further clinical trials (i.e., Phase IV trials) and provide additional data on safety and effectiveness. We are also required to gain separate approval for the use of an approved product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

As an alternate path for FDA approval of new indications or new formulations of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Food, Drug, and Cosmetic Act, or FDC, was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication. The Hatch-Waxman Amendments permit the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the labeled indications for which the reference product has been approved, as well as for any new indication supported by the NDA. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in an NDA submitted under Section 505(b)(2).

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference product has expired. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product. We have currently received no approvals to market our products from the FDA or other foreign regulators.

We may also be subject to various federal, state and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Many states have similar laws that are not restricted to federal healthcare programs. Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursement, including claims for the sale of drugs or services, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. If the government or a whistleblower were to allege that we violated these laws there could be a material adverse effect on us, including our stock price. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition. A finding of liability under these laws can have significant adverse financial implications for us and can result in payment of large penalties and possible exclusion from federal healthcare programs. We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them. However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

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

Centralized Procedure

Regulation 726/2004/EC now governs the centralized procedure when a marketing authorization is granted by the European Commission, acting in its capacity as the European Licensing Authority on the advice of the EMA. That authorization is valid throughout the entire community and directly or (as to Norway, Iceland and Liechtenstein) indirectly allows the applicant to place the product on the market in all member states of the EEA. The EMA is the administrative body responsible for coordinating the existing scientific resources available in the member states for evaluation, supervision and pharmacovigilance of medicinal products. Certain medicinal products, as described in the Annex to Regulation 726/2004, must be authorized centrally. These are products that are developed by means of a biotechnological process in accordance with Paragraph 1 to the Annex to the Regulation. Medicinal products for human use containing a new active substance for which the therapeutic indication is the treatment of acquired immune deficiency syndrome, or AIDS, cancer, neurodegenerative disorder or diabetes must also be authorized centrally. Starting on May 20, 2008, the mandatory centralized procedure was extended to autoimmune diseases and other immune dysfunctions and viral diseases. Finally, all medicinal products that are designated as orphan medicinal products pursuant to Regulation 141/2000 must be authorized under the centralized procedure. An applicant may also opt for assessment through the centralized procedure if it can show that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization centrally is in the interests of patients at the community level. For each application submitted to the EMA for scientific assessment, the EMA is required to ensure that the opinion of the Committee for Medicinal Products for Human Use, or CHMP, is given within 210 days after receipt of a valid application. This 210 days period does not include the time that the applicant to answer any questions raised during the application procedure, the so-called ‘clock stop’ period. If the opinion is positive, the EMA is required to send the opinion to the European Commission, which is responsible for preparing the draft decision granting a marketing authorization. This draft decision may differ from the CHMP opinion, stating reasons for diverging for the CHMP opinion. The draft decision is sent to the applicant and the member states, after which the European Commission takes a final decision. If the initial opinion of the CHMP is negative, the applicant is afforded an opportunity to seek a re-examination of the opinion. The CHMP is required to re-examine its opinion within 60 days following receipt of the request by the applicant. All CHMP refusals and the reasons for refusal are made public on the EMA website. Without a centralized marketing authorization it is prohibited to place a medicinal product that must be authorized centrally on the market in the EU.

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

There are various types of applications for marketing authorizations:

Full Applications. A full application is one that is made under any of the community procedures described above and “stands alone” in the sense that it contains all of the particulars and information required by Article 8(3) of Directive 2001/83 (as amended) to allow the competent authority to assess the quality, safety and efficacy of the product and in particular the balance between benefit and risk. Article 8(3)(l) in particular refers to the need to present the results of the applicant’s research on (i) pharmaceutical (physical-chemical, biological or microbiological) tests, (ii) preclinical (toxicological and pharmacological) studies and (iii) clinical trials in humans. The nature of these tests, studies and trials is explained in more detail in Annex I to Directive 2001/83/EC. Full applications would be required for products containing new active substances not previously approved by the competent authority, but may also be made for other products.

Abridged Applications. Article 10 of Directive 2001/83/EC contains exemptions from the requirement that the applicant provide the results of its own preclinical and clinical research. There are three regulatory routes for an applicant to seek an exemption from providing such results, namely (i) cross-referral to an innovator’s results without consent of the innovator, (ii) well established use according to published literature and (iii) consent to refer to an existing dossier of research results filed by a previous applicant.

Cross-referral to Innovator’s Data

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

Applications in respect of a generic medicinal product cannot be made before the expiry of the protection period. Where the reference product was granted a national marketing authorization pursuant to an application made before October 30, 2005, the protection period is either 6 years or 10 years, depending upon the election of the particular member state concerned. Where the reference product was granted a marketing authorization centrally, pursuant to an application made before November 20, 2005, the protection period is 10 years. For applications made after these dates, Regulation 726/2004 and amendments to Directive 2001/83/EC provide for a harmonized protection period regardless of the approval route utilized. The harmonized protection period is in total 10 years, including eight years of research data protection and two years of marketing protection. The effect is that the originator’s results can be the subject of a cross-referral application after eight years, but any resulting authorization cannot be exploited for a further two years. The rationale of this procedure is not that the competent authority does not have before it relevant tests and trials upon which to assess the efficacy and safety of the generic product, but that the relevant particulars can, if the research data protection period has expired, be found on the originator’s file and used for assessment of the generic medicinal product. The 10-year protection period can be extended to 11 years where, in the first eight years, post-authorization, the holder of the authorization obtains approval for a new indication assessed as offering a significant clinical benefit in comparison with existing products.

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

Well-Established Medicinal Use

Under Article 10a of Directive 2001/83/EC, an applicant may, in substitution for the results of its own preclinical and clinical research, present detailed references to published literature demonstrating that the active substance(s) of a product have a well-established medicinal use within the community with recognized efficacy and an acceptable level of safety. The applicant is entitled to refer to a variety of different types of literature, including reports of clinical trials with the same active substance(s) and epidemiological studies that indicate that the constituent or constituents of the product have an acceptable safety/efficacy profile for a particular indication. However, use of the published literature exemption is restricted by stating that in no circumstances will constituents be treated as having a well-established use if they have been used for less than 10 years from the first systematic and documented use of the substance as a medicinal product in the EU. Even after 10 years’ systematic use, the threshold for well-established medicinal use might not be met. European pharmaceutical law requires the competent authorities to consider among other factors the period over which a substance has been used, the amount of patient use of the substance, the degree of scientific interest in the use of the substance (as reflected in the scientific literature) and the coherence (consistency) of all the scientific assessments made in the literature. For this reason, different substances may reach the threshold for well-established use after different periods, but the minimum period is 10 years. If the applicant seeks approval of an entirely new therapeutic use compared with that to which the published literature refers, additional preclinical and/or clinical results would have to be provided.

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

Based on our financial history and other factors described in the audited financial statements as of and for the year ended December 31, 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report on the financial statements and elsewhere in the financial statements. To date, we have not generated significant revenues and we do not anticipate generating any significant revenues in 2017.

Notwithstanding our success in raising $325,000 from the sale of our securities in 2016, and in excess of $1,700,000 during 2017 through the date of this Annual Report, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, or otherwise, and/or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to continue as a going concern.

We face many of the risks and difficulties frequently encountered by relatively new companies with respect to our operations.

The Company’s business involves two distinct operations: (i) conducting scientific research and development in collaboration with leading universities and institutions in Israel on the use of cannabis for medical treatment and (ii) providing consulting services to assist clients with establishing their own medical cannabis treatment programs. We have not yet generated significant revenues from any of our two distinct business operations. Notwithstanding the significant scientific and medical experience of OWC’s management and research collaborators, neither the Company nor OWC have significant operating history as a medical research company engaged in cannabis research or a consulting firm providing advisory services related to medical cannabis upon which an evaluation of the Company and its prospects could be based. There can be no assurance that our management will be successful in being able to commercially exploit the results, if any, from our medical and scientific research projects or that we will be able to develop products and treatments that will enable us to generate sufficient revenues to meet our expenses or to achieve and/or maintain profitability.

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

Dr. Yehuda Baruch, the Registrant’s Chief Science Officer and OWC’s Director of Research and Regulatory Affairs, who is highly qualified by both training and experience, is monitoring the progress of the investigation and research of our medical cannabis development. In addition, Alon Sinai, Chief Operating Officer of OWC, serves as our key liaison with our collaboration partners at the major Israeli hospitals and medical centers. See the disclosure under “Item 10. Directors, Executive Officers, Promoters and Control Persons - Key Medical Personnel of One World Cannabis” below.

To date, OWC has signed three research collaboration and license agreements with Sheba Academic Medical Center located in Tel Hashomer, Israel (“Sheba”). Sheba is a university-affiliated hospital that serves as one of Israel’s national medical centers and is widely recognized as one of the most advanced medical centers in the Middle East. Within the framework of the agreements with Sheba, OWC will initiate two studies at the Sheba facilities to explore the effect of three formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma and psoriasis.

In August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd., a large Israeli private label manufacturer, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis. The Company entered into a binding agreement with Emilia Cosmetics, which set forth all terms, in the fourth quarter of 2016.Emilia Cosmetics labs located in Yerucham, Israel. The Company completed the development process in the fourth quarter of 2016 and then initiated a phase I study at the Sheba facilities to explore the efficacy of the topical cream on psoriasis. However, we do not know if our expectations with respect to the development process will be fulfilled in a timely manner, if at all, or if the costs of development will exceed our anticipation.

While we retain full ownership of our intellectual property, or other proprietary rights and trade secrets that were conceived prior to entry into the agreements with Sheba, the psoriasis and fibromyalgia research agreements with Sheba provide that all intellectual property and other rights that are conceived during the collaboration will be jointly owned by Sheba and OWC Ltd.

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

At present, there is no documented history of clinical trials from which we can derive any scientific conclusions, or prove that our present assumptions for the current and planned research are scientifically compelling. The results from our 2015 in vitro studies on the effect of a formulation comprised of Cannabidiol (CBD) and tetrahydrocannabinol (THC) on multiple myeloma cells studied outside their normal biological context indicated a 100% mortality rate of myeloma cells in 60% of the cultured cells within a 24 to 48 hour period, and highlight the potential abilities of cannabis oil extract to successfully fight multiple myeloma cancer cells and, hopefully treat multiple myeloma in patients, when and if approved. While we are encouraged by the results of the limited in vitro tests, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

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

To date, we are only conducting our research in Israel and, in fact, have limited our activities to Israel. The medical products we are developing contain cannabis, a “controlled substance” as defined in the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the Ministry of Health, Israel Medical Cannabis Unit (IMCU), on an ad-hoc basis. OWC acquires the cannabis needed for its research activities from G.K. Medical Cannabis, a government-licensed Israeli medical cannabis grower. OWC obtained necessary IMCU licenses in order to carry out the research in collaboration with Sheba and with G.C. Group. Because OWC does not have a license to possess cannabis, the cannabis is transported from the grower directly to the labs at Sheba and at G.C. Group, in accordance with our license to use cannabis for medical research. We have applied for further licenses in order to continue our activities. Although we have an established track record of successfully obtaining the requisite licenses as required, there can be no assurance that we will continue to be able to secure licenses in the future. If we fail to comply with Israeli rules and regulations related to the licensing of cannabis, we may not be able to research and develop our Product Prospects as we intend or at all. We have been successful in obtaining a license to use cannabis for medical research, but there can be no assurances that we will be able to continue to maintain this license in the future.

If we choose to distribute our future products in the United States, we will be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our products and failure to comply with these laws and regulations may adversely affect the results of our business operations.

Our future products will contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While Cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II - V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when our Product Prospects receive FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of our Product Prospects to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of our Product Prospects. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that Product Prospects may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our Product Prospects.

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

The businesses for which we plan to provide consulting services may have difficulty accessing the services of banks in the United States, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a strong argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that operate medical marijuana programs. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana treatment programs. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with medical marijuana retailers, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to purchase our products and services and could materially harm our business.

If we choose to engage in research and development or consulting activities in Europe, controlled substance legislation may restrict or limit our ability to provide consulting services or to research, manufacture and develop a commercial market for our products.

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961, amended 1972), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies tetrahydrocannabinol (THC) - the principal psychoactive cannabinoid of cannabis - as schedule I psychotropic substance (Substances presenting a high risk of abuse, posing a particularly, serious threat to public health which are of very little or no therapeutic value). Most countries in Europe are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

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

A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents, redesign our products or processes to avoid infringement or obtain licenses (which may not be available on commercially reasonable terms). In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

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

Our future success is dependent, in part, on the performance and continued service of Dr. Yehuda Baruch, OWC’s director of research and regulatory affairs and Alon Sinai, OWC’s Chief Operating Officer.

The Company is dependent to a great deal on Dr. Yehuda Baruch, OWC’s Director of Research and Regulatory Affairs, to conduct and oversee our clinical studies. We are also dependent on the services of Alon Sinai, OWC’s Chief Operating Officer, in negotiating and serving as our liaison with our collaboration partners at major Israeli medical centers. The loss of Dr. Baruch’s services and those of Mr. Sinai could have a material adverse effect on the operations and prospects of the Company. Dr. Baruch is expected to handle all aspects of our research and regulatory affairs related to developing our Product Prospects. At this time, the Company does not currently have “key man” life insurance for Dr. Baruch or Mr. Sinai.

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of December 31, 2016, we had 81,460,875 shares of Common Stock outstanding, of which 51,278,458 shares of Common Stock are restricted and are subject to the resale provisions of Rule 144 and Regulations D and S under the united States federal securities laws and the rules and regulations promulgated by the SEC thereunder. As restrictions on resale of other shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time. When restrictions on resale lapse, and if holders of previously restricted securities sell a large number of shares pursuant to Rule 144 under the Act, they could adversely affect the market price for our Common Stock, which adverse affect could be sustained and over which we have no control.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share, of which 144,719,287 shares are outstanding at March 31, 2017. In addition, current holders of our common stock will experience dilution in their equity ownership from the exercise of outstanding common stock purchase warrants and stock options granted under our 2016 ESOP.

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

Our directors and executive officers and present shareholders holding more than 5% of our Common Stock will continue to own of record and beneficially, in the aggregate, approximately 12.97% of our outstanding Common Stock As a result, if these shareholders were to choose to act together, they would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under the caption

Security Ownership of Certain Beneficial Owners and Management.

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

However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer’s officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Our common stock is considered a Penny Stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

We may be subject now and in the future to the Penny Stock rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any Offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

The material weaknesses in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified material weaknesses in our internal control over financial reporting as of the evaluation done by management as of December 31, 2016. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify other material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could result in investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock is “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional service providers. The engagement of such services is costly and continuing. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be approximately $25,000 per year or perhaps more as our operations increase in scope and magnitude. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports and/or discover and report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should or could be made to improve our financial and management control systems in order to manage our growth and our legal obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, if and when any perceived deficiencies are discovered. However, we anticipate that the expenses associated with being a reporting public company are expected to be both material and continuing. We estimate that the aggregate cost of legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; and consultants to design and implement internal controls could be material. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance (“D&O Insurance”), the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be expected to be material. In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including D&O Insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our product to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Our by-laws provide for indemnification of our directors and the purchase of D&O insurance at our expense and limit their potential or actual liability which may result in a significant cost to us and damage the interests of our shareholders.

The Company’s By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware as well as other applicable laws. These provisions eliminate the liability of directors to the Company and its shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for: (i) breach of the director’s duty of loyalty; (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law; (iii) payment of dividends or repurchases of stock other than from lawfully available funds; or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. PROPERTIES Back to Table of Contents

Our principal executive office is located at 30 Shacham Street, P.O. Box 8324, Petach Tikva, 4918103, Israel. Our telephone number in Israel is +972 (0)3-758-2657/9. We pay $1,586 per month for 90 square meterS of office space to a related party. We believe that this space (used with additional company) is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Company has filed an action for alleged legal malpractice against the NYC law firm of Sichenzia Ross Ference Kesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross (collectively the “Defendants”) in New York State Supreme Court, New York County. Our claims arise out of legal services allegedly negligently performed by the Defendants related to the: (i) filing of a registration statement on Form S-1; (ii) the withdrawal of the S-1; (iii) delayed filing of a second S-1; and (iv) related contracts and a convertible note instrument that resulted in OWCP suffering damages in excess of $2 million in equity and the issuance of approximately 35 million shares upon conversion of a note without any consideration or benefit to OWCP. We brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is now in the pleading stages. Reference is made to our Form 8-K filed with the SEC on November 30, 2016, and specifically to the details contained in our attorney’s demand letter to Sichenzia Ross and Mr. Ross prior to the commencement of the lawsuit. We cannot predict the ultimate outcome of this matter.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES Back to Table of Contents

Market Information

Our common stock is quoted on the OTCQB under the symbol “OWCP.” The following table sets forth for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCQB.

	Price Range
Period	High	Low
Year Ended December 31, 2015:
First Quarter	$0.26	$0.16
Second Quarter	$0.30	$0.14
Third Quarter	$0.27	$0.18
Fourth Quarter	$0.14	$0.03
Year Ended December 31, 2016:
First Quarter	$0.15	$0.01
Second Quarter	$0.10	$0.01
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.22	$0.01
Year Ending December 31, 2017:
First Quarter	$3.23	$0.17

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

As of March 31, 2017, there were 128 holders of record of our common stock. As of such date, 144,719,287 shares of our common stock were issued and outstanding.

We have 36,000,000 shares of Common Stock authorized under our 2016 ESOP, of which options to purchase 34,850,000 shares of Common Stock have been granted. Reference is made to the disclosure in Note 8c to the notes to consolidated financial statements.

Common Stock

Holders of shares of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of Common Stock do not have cumulative voting rights in the election of directors. Holders of shares of our Common Stock are entitled to receive dividends when and if declared by our Board out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Common Stock will be entitled to receive pro rata our remaining assets available for distribution. Holders of shares of our common stock do not have preemptive, subscription, redemption or conversion rights and there are no redemption or sinking fund provisions applicable to tour Common Stock.

Preferred Stock

At December 31, 2016, the Company has 20,000,000 shares of preferred stock, par value $0.001 (“Preferred Stock”) authorized, none of which are outstanding. Our Board of Directors has the authority to fix the powers, preferences, rights, qualifications, limitations or restrictions of the Preferred Stock and any series thereof, as well as the right to issue Preferred Stock and any series thereof without further action by our stockholders.

During the past three years, the Company has sold the following securities which were not registered under the Securities Act of 1933, as amended.

Common Stock Issuance in 2014:

During 2014, we issued 56,787,791 shares according following description. In addition to 21,641,450 shares outstanding at 12/31/2013, made a balance of total 78,429,241 shares outstanding on 12/31/2014.

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

6,995,416 Shares of Common Stock Issued for Services

During the year ended December 31, 2014 we issued 595,416 shares (400,000 shares of our common stock to two unrelated parties and to the Company’s CFO 195,416 shares) as payment for services. We also issued 400,000 shares to two former officers and directors of the company as part of a severance agreement. The shares were valued at the closing price as of the date of the agreements (ranging from $0.25 to $0.28) and resulted in full recognition of $155,716 and $112,000, respectively, in consulting services expense.

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

A summary of the private offerings of unregistered securities in 2014 is as follows:

Offering	Common Stock Subscribed	Proceeds	Warrants	Exercise Price	Term
$0.005 per share	4,700,000	$23,500	-	-	-
$0.05 per share	13,034,585	$651,730	-	-	-
$0.09 per share	12,936,662	$1,164,300	12,936,662	$0.16	1 year
$0.15 per share	5,857,828	$878,676	5,858,828	$0.25	1 year

Common Stock Issuance in 2015:

1,416,667 Shares of Common Stock Issued for Cash

In connection with a private placement of 10,000,000 shares of common stock in February of 2015 we sold 800,000 shares to one investor for the offering price of $0.05 per share that resulted in total proceeds of $40,000. During 2015, we also received $50,000 through a placement of common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. We are obligated to issue 333,333 shares to one investor of this offering. The $50,000 received through the unit offering is carried as subscription payable in stockholders’ equity at June 30, 2015. The related warrants are exercisable at $0.25 and expire on December 31, 2016. The relative fair value of the attached to the common stock component is $26,416 and the relative fair value of the warrants is $23,584 as of the grant date.

During the period ended June 30, 2015, the Company cancelled 500,000 shares of common stock previously issued for services.

During 2015, we received $34,000 through a placement of 283,334 shares of common stock (during the third quarter 200,000 shares and during the fourth quarter 83,334 shares). The shares were sold in units at $0.24 per unit ($0.12 per share). Each unit consisted of two shares of common stock and two warrants to purchase common stock. 141,667 warrants are exercisable at $0.12 and expire 12 months from the date of issuance while the other 141,667 warrants are exercisable at $0.25 and expire 24 months from the date of issuance. The relative fair value of the attached to the common stock component is $18,672 and the relative fair value of the warrants is $15,328 as of the grant date.

1,614,935 Shares of Common Stock Issued for Services

During the year ended December 31, 2015 we issued 1,614,935 shares of our common stock to unrelated parties as payment for services. The shares were valued at the closing price as of the date of the agreements (ranging from $0.19 to $0.25) and resulted in full recognition of $360,370 in consulting services expense.

On December 17, 2015, the Company entered into the Purchase Agreement and Registration Rights Agreement with Kodiak Capital and issued Kodiak Capital the Note in the principal amount of $37,500. The Note does not bear interest and matures on June 17, 2016. It is convertible into shares of common stock, at the holder’s discretion, on the earlier of the maturity date or the effective date of the registration statement registering the shares issuable upon conversion of the Note, at a conversion price equal to 50% of the lowest daily volume weighted average price of the common stock for the 30 trading days ending on the trading day immediately before the relevant conversion date. Pursuant to the Purchase Agreement we have the right to sell, from time to time, up to an aggregate of $750,000 shares of common stock to Kodiak Capital during the one-year period commencing on the effective date of the registration statement registering the shares issuable under the Purchase Agreement and Note. The Company will control the timing and amount of future sales to Kodiak Capital, if any, but we would be unable to sell shares to Kodiak Capital if such purchase would result in its beneficial ownership equaling more than 9.99% of our outstanding common stock. The purchase price of the shares that may be sold to Kodiak Capital under the Purchase Agreement will be equal to a 30% discount to the lowest closing bid price for the Company’s common stock for the five trading days immediately following our request for Kodiak Capital to purchase the shares. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Kodiak Capital represented to the Company that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, (ii) is knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

Common Stock Issuance in 2016:

2,500,000 Shares of Common Stock Issued for Cash

On November 3, 2016, we entered into a Reg S Unit Subscription Agreement with Michepro Holding Ltd (“Michepro”), pursuant to which the Investor subscribed for 2,307,692 Units consisting of shares and warrants for a cash consideration of $300,000. In connection with the Unit Subscription Agreement, Michepro was issued Class G Warrants exercisable for a period of twenty-four (24) months to purchase 761,538 Shares at an exercise price $0.25; and Class H Warrants exercisable for a period of thirty-six (36) months to purchase 761,538 Shares at an exercise price $0.40.

On December 29, 2016, we entered into a Reg S Unit Subscription Agreement with Jeff Smurlick (“Investor”), pursuant to which the Investor subscribed for 192,308 shares for a cash consideration of $25,000. In connection with the Unit Subscription Agreement, Investor was issued Class G Warrants exercisable for a period of twenty-four (24) months to purchase 192,308 Shares at an exercise price $0.25; and Class H Warrants exercisable for a period of thirty-six (36) months to purchase 192,308 Shares at an exercise price $0.40.

53,844,599 Shares of Common Stock Issued for Note Conversion

In August and September 2016, the Company issued 20,142,568 shares underlying a $78,500 convertible note previously issued to Vis Vires. The note was issued to an investor pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In September and October 2016, the Company issued 33,702,031 shares underlying a $37,500 convertible note previously issued to Kodiak Capital LLC. The note was issued to an investor pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Reference is made to the Registrant’s Form 8-K filed with the SEC on November 30, 2016 with respect to the issuance of these shares.

1,642,308 Shares of Common Stock Issued for Services

On November 22, 2016, the Company entered into a Corporate Management Services Agreement with Sorelenco Limited. In consideration for services, the Company agreed to issue to Sorelenco: (i) 1,442,308 shares of the common stock; (ii) Class M Warrants exercisable for a period of twelve (12) months to purchase 1,250,000 Shares at an exercise price $0.08; (iii) Class G Warrants exercisable for a period of twenty-four (24) months to purchase 448,462 Shares at an exercise price $0.25; and (iv) Class H Warrants exercisable for a period of thirty-six (36) months to purchase 448,462 Shares at an exercise price $0.40.

On November 28, 2016, the Company entered into a Consulting Agreement with Bear Creek Capital. In consideration for the services, the Company issued to Bear Creek 100,000 shares of Common Stock.

On December 16, 2016, the Company entered into a Consulting Agreement with Jeff Smurlick, pursuant to which the Consultant shall provide the Company with services in the areas of investor relations and business development. In consideration for the services, the Company issued to the Consultant 200,000 Class G Warrants and 200,000 Class H Warrants identical to the Class G and Class H Warrants described above.

On December 14, 2016, the Company issued 50,000 shares of Common Stock to Securities Compliance Services for securities compliance services. The shares were previously authorized to be issued on in April 2015. On December 14, 2016, the Company issued 50,000 shares of Common Stock to Ivo Heiden for securities compliance services. The shares were previously authorized to be issued in April 2015.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this annual report, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in this annual report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We have not yet commenced any significant activities related to our third-party consulting services.

Recent Developments

On September 28, 2016, we entered into a loan agreement (the “Loan Agreement”) with Medmar LLC, pursuant to which Medmar has agreed to loan us a total of $300,000 (the “Loan”) on a non-interest bearing basis, with no conversion rights. The Loan is due in 36 months from the Effective Date, and repayment shall be made only by the set off of royalties payable by Medmar to us as follows: (i) prior to the full repayment of the Loan, which OWC Ltd may prepay at any time, if and to the extent Medmar is required to pay any royalties to OWC under a License Agreement dated March 17, 2016, Medmar shall set off such royalties from the outstanding principal balance of the Loan; (ii) OWC shall not be required to pay the Loan other than through the set off from the royalties; and (iii) the Loan is a non-recourse loan, meaning that if and to the extent that the royalties are insufficient for any reason in order to fully repay the Loan, Medmar waived any right and/or claim to any deficiency.

In addition, the Loan Agreement also provides that: (i) subject to Medmar funding the entire Loan, Medmar shall receive the exclusive right to manufacture, produce, publicize, promote and market the OWC’s Licensed Products (as defined in the above-referenced License Agreement) in any state in the U.S., subject to a new license agreement to be negotiated and signed between the parties with respect to each and every state; (ii) the rights to be granted to Medmar under (i) above shall expire within three (3) years subject to certain conditions and limitations; and (iii) the right of first refusal agreement between the parties that was executed on February 8, 2016 providing Medmar certain rights in connection with the commercialization of Licensed Products in the States of Hawaii and Pennsylvania be terminated.

During 2016, Medmar funded $250,000 of the loan and funded the remaining $50,000 in 2017 as provided in the loan funding schedule.

On November 3, 2016, we entered into a Reg S Unit Subscription Agreement (the “Subscription Agreement”) with Michepro Holding Ltd, pursuant to which Michepro subscribed for and purchased the Registrant’s securities for cash consideration of $300,000 in a unit offering consisting of: (i) 2,307,692 shares of the Registrant’s common stock (the “Shares”); (ii) Class G Warrant exercisable for a period of twenty-four (24) months to purchase 761,538 additional Shares at an exercise price of $0.25 per Share; and (iii) Class H Warrant exercisable for a period of thirty-six (36) months to purchase 761,538 additional Shares at an exercise price of $0.40.

In addition to the execution of the Subscription Agreement, we entered into a Joint Venture Memorandum of Understanding dated November 3, 2016 pursuant to which Michepro and the Company have agreed as follows: (i) to establish a strategic marketing and distribution alliance (the “Alliance”) to promote the sale of our Products in the EU; (ii) OWC shall hold an interest of 75% in the Alliance and Michepro shall hold the remaining 25% interest; (iii) OWC shall provide the Alliance with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) Michepro shall be responsible to the day-to-day management of the Alliance, at its own costs. In addition, Michepro shall make available to the Alliance its knowledge, business connection and personnel in order to maximize the sales of our Products in the EU. As of December 31, 2016, the Alliance had no assets and operations.

On November 27, 2016, we entered into a license agreement (the “License Agreement”) with Emilia Cosmetics Ltd., a world-leading company in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease.

Prior to entering into the License Agreement, the Parties conducted a Development and Evaluation Program (as defined in the License Agreement) for the development of a specific product comprising Emilia’s formulation with certain medical cannabis extract provided by us for topical treatment of Psoriasis.

Pursuant to the License Agreement, Emilia has granted a limited license to us with respect to Emilia’s Licensed Intellectual Property to be developed and commercialized worldwide in the topical treatment of Psoriasis in humans with our product and upon the successful achievement of the trial, Emilia will grant us an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia Intellectual Property (the “License”). In consideration for the License, from and after the first commercial sales of the Licensed Product, we shall pay to Emilia a royalty at the rate of ten (10%) percent of net sales during the period of time beginning upon the first commercial sale and ending ten (10) years thereafter (the “Royalty Term”). In the event the sale of the Licensed Product during the Royalty Term reaches the minimum sales targets mutually agreed by the Parties as set forth in the License Agreement, the Royalty Term will extend to an additional five (5) year term.

On December 29, 2016, OWC we entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund by Chaim Sheba Medical Center, pursuant to the Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose study (the “Study”) to determine the safety, tolerability of topical cream containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers, employing the services of Dr. Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by the OWC and governing the administration of the Study Drug.

We have been conducting a study on the efficacy of the cannabinoid-based topical cream for the treatment of skin conditions generally and psoriasis specifically, which commenced in November, 2016 (the “Study”).

On February 1, 2017, following the very encouraging results that have been achieved at the mid-point of the Study, the Registrant’s Board of Directors and the management and scientific personnel of OWC Ltd have determined to extend the size and scope of the Study for the purpose of, among other things, checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/ inhibition and several interleukins). Despite extending its size and scope of the Study, the Registrant expects to compete the Study within the same projected time frame.

Our goal is to become a leader in the research and development of cannabis-based medical drugs and treatments. To achieve our goal, we plan to focus our activities on the following areas as outlined above.

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

One World Cannabis plans to produce pharmaceutical-grade cannabinoid-based products and treatments, that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. OWC plans to conduct its research, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. The Company will adhere to legislation, rules and guidelines regarding the investigations. Dr. Baruch, OWC’s Director of Research and Regulatory Affairs, and Alon Sinai, OWC’s Chief Operating Officer, will monitor the investigations and researches.

To date, OWC has signed three research collaboration and license agreements with Sheba Academic Medical Center, Tel Hashomer, Israel (“Sheba”). Sheba is a university-affiliated hospital that serves as Israel’s national medical center and the most comprehensive medical center in the Middle East. Within the framework of the agreements with Sheba, OWC will initiate three studies at the Sheba facilities to explore the effect of three formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma, psoriasis and fibromyalgia (a specific formulation to each indication).

In addition, OWC signed an R&D service agreement with G.C. Group Ltd., an Israeli pharmaceutical R&D company, in April 2015, to provide formulation development services for OWC’s new delivery system in the form of a cannabis soluble tablet. The cannabis soluble tablet could provide physicians with the ability to control and administrate optimal dosage, to replace the most common usage/delivery method of medical cannabis today, which is not acceptable by scientists and physicians, such as smoking, edibles and oil extracts with no adequate means of dosage control. The agreement was terminated on December 31, 2015.

The Company finished the development of the topical cream by the end of fourth of 2016, at Emilia Cosmetics labs located in Yerucham, Israel. After the completion of the formulation development, the Company will initiate a phase I study at the Sheba facilities to explore the effect of topical cream on psoriasis. Prior to that we will conduct a safety study on the second quarter of 2017. However, we do not know if our expectations will be fulfilled in a timely manner, if at all, or that the costs of development will exceed our anticipation.

The Company started developing other delivery systems, designed for different indications, during 2016.

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

Pursuant to the collaboration agreements, we expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we expect to commence pre-clinical studies on psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the psoriasis research, during the two years of the study. We currently have the financial resources to fund our obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of December 31, 2016, we have paid Sheba $64,389 according Sheba’s payment requests for services provided by Sheba through that date.

Research and Development Status

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba Academic	●	Entered into a research agreement for in vitro studies
	Medical Center	●	Negotiating terms of a research agreement for in vivo studies
		●	Completed one in vitro study
		●	Proceeding with further pre-clinical in vitro studies (safety and toxicity, pharmacokinetic, and pharmacodynamic)
		●	Expect to submit a clinical trial protocol to the Israeli Institutional Review Board and received its approval to commence a clinical study
		●	Intend to commence a clinical study in the third quarter of 2017
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

Psoriasis	Sheba Academic	●	Entered into a Research Collaboration and License Agreement but have not commenced any studies to date
	Medical Center	●	Received an IRB approval for a Phase I, double blind,
randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers. The study should begin in or about April 2017.

Psoriasis	Emilia Cosmetics Ltd.		Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream
		●	We finished the development of the topical cream in the first quarter of 2016.

Fibromyalgia	Sheba Academic Medical Center	●	Drafted a clinical trial protocol synopsis

New delivery system - cannabis soluble tablet	G.C. Group Ltd.	●	Completed a proof of concept (the R=Research phase) of the desired end-product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

OWC’s Investigation on Multiple Myeloma

Dr. Merav Leiba, Head of Multiple Myeloma Outpatient Clinic and Multiple Myeloma Research Lab at Sheba’s Hematology Institute, led the in vitro tests on multiple myeloma. Dr. Leiba, a specialist in Internal Medicine and Hematology, was a postdoctoral fellow at the Jerome Lipper Multiple Myeloma Center at Dana Farber Cancer Institute, Boston, Massachusetts (2006-2008). Dr. Leiba has participated in numerous clinical and investigational studies aimed at developing novel drugs for multiple myeloma.

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

Consulting Services

OWCP believes that the complexity of the medical cannabis programs has created a demand for consulting and advisory services in different aspects of the medical cannabis industry. The Company’s services are designed to help government officials, policy-makers and regulatory agencies develop and implement tailor-made comprehensive medical cannabis programs. In addition, One World Cannabis offers medical cannabis regulatory compliance services and patient-care consultancy services.

Our initial activities to secure consulting contracts will be in member states of the European Union and states of the United States that allow for public medical cannabis programs.

OWC management has the expertise in designing training programs for physicians, caregivers, and researches that are essential to the establishment of a successful, patient-focused medical cannabis program. By working with policy-makers, government officials, public agencies, and privately owned businesses, we believe we can also raise the public’s awareness of the benefits of cannabis-based treatments and products.

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

Results of Operations during the year ended December 31, 2016 as compared to the year ended December 31, 2015

We have not generated significant revenue during the years ended December 31, 2016 and 2015. We have operating expenses related to general and administrative expenses and research and development expenses. During the year ended December 31, 2016, we incurred a net loss of $2,287,329 due principally to general and administrative expenses of $ 2,006,216 and research and development expenses of $141,858, adjusted for convertible loans of $180,340, exchange differences on principal of long-term loan of $16,972, other finance income of $8,057 compared to a net loss of $1,654,988 due to general and administrative expenses of $1,380,029, research and development expenses of $271,394, and financing expenses of $3,565 in the prior year.

Our general and administrative expenses increased $626,187 during the year ended December 31, 2016 as compared during the year ended December 31, 2015. The increase was due to a significant increase in non-cash compensation expense $1,097,650. During the year ended December 31, 2016, our research and development expenses decreased by $129,536 or 47.7% as compared to the same period in the prior year.

Liquidity and Capital Resources

On December 31, 2016, we had current assets of $481,695 consisting of $472,282 in cash and other current assets of $9,413. We had property and equipment, net of accumulated depreciation of $21,549, carried at $15,073 as of December 31, 2016. We had total assets of $496,768 as of December 31, 2016. On December 31, 2015, we had current assets of $407,549 consisting of $357,161 in cash and other current assets of $50,388. We had property and equipment, net of accumulated depreciation of $11,863, carried at $22,899 as of December 31, 2015. We had total assets of $430,448 as of December 31, 2015.

On December 31, 2016, we had $145,780 in current liabilities consisting of $7,694 in accounts payable, $38,086 in other current liabilities and deferred revenues of $100,000. On December 31, 2015, we had $107,626 in current liabilities consisting of $28,125 in accounts payable, $29,501 and deferred revenues of $50,000.

In addition, at December 31, 2016 and 2015, we had a long-term liabilities of $250,000 and -0-, respectively. The $250,000 in long-term liabilities at December 31, 2016, is payable to Medmar LLC under a $300,000 non-recourse, non-interest bearing and non-convertible loan due 36 months from the date of the loan agreement in September 2016. This loan is only repayable from royalties payable by Medmar to the Company under a license agreement and, to the extent that royalties, if any, are insufficient to repay the loan, the Company has no obligation to pay any deficiency.

We had positive working capital of $335,915 at December 31, 2016 and $299,923 at December 31, 2015. Our accumulated deficits as of December 31, 2016 and December 31, 2015 were $9,836,195 and $7,548,866, respectively.

We used $529,269 in our operating activities during the year ended December 31, 2016, which was due to a net loss of $2,287,329 offset by exchange differences on principal of long-term loan of $16,972, adjustments of convertible loans of $180,340, depreciation expense of $9,686, stock-based compensation and amortization of services receivable of $1,468,859, a decrease in other assets of $40,975, a decrease in accounts payable of $20,431, an increase in deferred revenues of $50,000 and an increase in other liabilities of $11,659.

We used $1,216,130 in our operating activities during the year ended December 31, 2015, which was due to a net loss of $1,654,988 offset by adjustments of convertible loans of $3,074, depreciation expenses of $9,123, stock-based compensation of $371,209, an increase in accounts receivable of $11,796, a decrease in other assets of $23,000, an increase in accounts payable of $11,604, in increase in deferred revenues of $50,000 and a decrease in other liabilities of $17,335.

We used $1,860 during the year ended December 31, 2016 and $2,569 during the same period in the prior year to purchase property and equipment.

We financed our negative cash flow from operations during the year ended December 31, 2016 through proceeds from issuance of common stock of $325,000 from the issuance of 2,500,000 shares of common stock, and net proceeds of debt borrowings of $321,250. Our financing activities during the year ended December 31, 2015 provided us with $124,000 from the issuance of 1,416,667 shares of common stock.

Based upon our cash position of $472,282 at December 31, 2016, we believe that we will need to raise additional capital, either equity or debt during the first half of fiscal year 2017 to fund our plan of operations including our research and development initiatives for the next twelve months. We raised during the first quarter of 2017 $1,752,716 through proceeds from issuance of 4,537,954 shares of common stock. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

Our independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any material revenues and no material revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our projects and stay in business. Even if we raise additional funds, we do not know how long these funds will last.

Our lack of operating history may make it difficult to raise capital. Our inability to borrow funds or raise equity capital to facilitate our business plan may have a material adverse effect on our financial condition and future prospects.

Funding of Our Research Programs

On October 22, 2014, we have entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, the Company currently conducts pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to the agreement, we are obligated to pay Sheba $170,000. We are obligated to provide $85,000 in funding in the third quarter of 2017 related to the Psoriasis research conducted at Sheba.

At present, we use our available working capital to fund these studies. However, we expect that we will need to raise additional funding prior to or when our clinical studies are commenced.

Off-Balance Sheet Arrangements

As of December 31, 2016, and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2016 and 2015, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

We have audited the accompanying consolidated balance sheet of OWC Pharmaceutical Research Corp, Inc. and subsidiary (hereinafter: the “Company”) as of December 31, 2016, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OWC Pharmaceutical Research Corp, Inc. and subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B, the Company has not yet generated material revenues from its operations to fund its activities. As of December 31, 2016, the Company has an accumulated deficit of $9,836,195. Also, during the years ended December 31, 2016 and 2015 the Company incurred losses of $2,287,329 and $1,654,988, respectively, along with negative cash flows from operating activities. These conditions, along with other matters as set forth in Note 1B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL
Certified Public Accountants (Isr.)

Tel-Aviv, Israel
April 17, 2017

Certified Public Accountants

Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
OWC Pharmaceutical Research Corp.

Petach Tikva, Israel

We have audited the accompanying consolidated balance sheet of OWC Pharmaceutical Research Corp. (the “Company”) as of December 31, 2015 and the related consolidated statement of operations, consolidated statement of comprehensive loss, consolidated statement of changes in stockholders’ equity and consolidated statement of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OWC Pharmaceutical Research Corp. as of December 31, 2015 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company suffered a net loss from operations and has no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
April 17, 2016

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	472,282	357,161
Other current assets (Note 3)	9,413	50,388

Total current assets	481,695	407,549

Property and equipment (Note 4)	15,073	22,899

Total Assets	496,768	430,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,694	28,125
Other current liabilities	38,086	29,501
Deferred revenues (Note 7A1)	100,000	50,000
Total current liabilities	145,780	107,626

Non-recourse loan (Note 6)	250,000	-
Total liabilities	395,780	107,626
Commitments and Contingencies (Note 7)
Stockholders’ Equity (Note 8):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding;	-	-
Common stock, $0.00001 par value; 500,000,000 authorized: 139,447,782 and 81,460,875 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,395	815
Additional paid-in capital	11,036,751	8,533,525
Services receivable	(455,283)	-
Common stock subscriptions receivable	(651,730)	(651,730)
Accumulated deficit	(9,836,195)	(7,548,866)
Accumulated other comprehensive income (loss)	6,050	(10,922)
Total stockholders’ equity	100,988	322,822
Total Liabilities and Stockholders’ Equity	496,768	430,448

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	December 31,
	2016	2015

Revenue (Note 7A1)	50,000	-

Operating expenses:
Research and development	(141,858)	(271,394)
General and administrative (Note 9)	(2,006,216)	(1,380,029)
Total operating expenses	(2,148,074)	(1,651,423)

Operating loss	(2,098,074)	(1,651,423)
Financing expenses, net (Note 10)	(189,255)	(3,565)
Net loss	(2,287,329)	(1,654,988)

Other comprehensive income (loss):
Foreign currency translation adjustment	16,972	(17,407)

Comprehensive loss	(2,270,357)	(1,672,395)

Basic and diluted per share amounts (Note 12):
Basic and diluted net loss	(0.02)	(0.02)

Weighted average shares outstanding (basic and diluted)	96,362,150	80,591,237

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Subscription Receivable	Accumulated Deficit	Services receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
US dollars (except share data)
Balance at December 31, 2014	78,429,273	784	8,000,847	(651,730)	(5,893,878)	-	6,485	1,462,508

Stock based compensation	1,614,935	17	371,192	-	-	-	-	371,209
Stock issued for cash @ $0.05	800,000	8	39,992	-	-	-	-	40,000
Stock issued for cash @ $0.15 together with detachable warrants	333,333	3	49,997	-	-	-	-	50,000
Stock issued for cash @ $0.12 together with detachable warrants	283,334	3	33,997	-	-	-	-	34,000
Beneficial conversion feature (Note 8D)	-	-	37,500	-	-	-	-	37,500
Foreign currency translation adjustment	-	-	-	-	-	-	(17,407)	(17,407)
Net loss	-	-	-	-	(1,654,988)	-	-	(1,654,988)
Balance at December 31, 2015	81,460,875	815	8,533,525	(651,730)	(7,548,866)	-	(10,922)	322,822
Stock based compensation	100,000	1	1,440,682	-	-	-	-	1,440,683
Stock issued upon conversion of debt host and accrued interest	53,844,599	539	123,127	-	-	-	-	123,666
Reclassification of embedded derivative liabilities upon conversion of convertible loans host	-	-	130,998	-	-	-	-	130,998
Financial instruments issued for services to be received	1,542,308	15	483,444	-	-	(483,459)	-	-
Amortization of services receivable (see Note 2I)	-	-	-	-	-	28,176	-	28,176
Stock issued for cash @ $0.13 together with detachable warrants	2,500,000	25	324,975	-	-	-	-	325,000
Foreign currency translation adjustment	-	-	-	-	-	-	16,972	16,972
Net loss	-	-	-	-	(2,287,329)	-	-	(2,287,329)
Balance at December 31, 2016	139,447,782	1,395	11,036,751	(651,730)	(9,836,195)	(455,283)	6,050	100,988

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	(2,287,329)	(1,654,988)
Adjustments to reconcile net loss to net cash used by operating activities:
Exchange differences on principal of long term loan	16,972	-
Adjustments of convertible loans	180,340	3,074
Depreciation expense	9,686	9,123
Amortization of services receivable	28,176	-
Stock based compensation	1,440,683	371,209
Changes in assets and liabilities:
Increase in accounts receivable	-	(11,796)
Decrease in other assets	40,975	23,000
Increase (decrease) in accounts payable	(20,431)	11,604
Increase in deferred revenues	50,000	50,000
Increase (decrease) in other liabilities	11,659	(17,355)
Cash used by operating activities	(529,269)	(1,216,130)

Cash flows from investing activities:
Purchase of equipment	(1,860)	(2,569)
Cash used in investing activities	(1,860)	(2,569)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	325,000	124,000
Proceeds of debt borrowings, net of related expenses	321,250	-
Cash provided by financing activities	646,250	124,000

Net increase (decrease) in cash and cash equivalents	115,121	(1,112,106)
Balance of cash and cash equivalents at beginning of period	357,161	1,469,267
Balance of cash and cash equivalents at end of period	472,282	357,161

Supplementary information on financing activities not involving cash flows:

Derivative liability converted to additional paid-in capital	130,998	-
Debt and accrued interest converted to equity	123,666	-

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   –   GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is a medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Product Prospects”) for the treatment of multiple myeloma, psoriasis and fibromyalgia as well as development of a cannabis soluble tablet delivery system that may have applications for other indications. The Company also provides consulting services to governmental and private entities to assist them with developing and implementing tailor-made comprehensive medical cannabis programs.

The accompanying consolidated financial statements of OWCP and its wholly owned subsidiary One World Cannabis, Ltd. (“OWC” or the “Israeli subsidiary”) were prepared from the accounts of the Company under the accrual basis of accounting.

B.	Liquidity and going concern uncertainty

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations, and therefore is dependent upon external sources for financing its operations. As of December 31, 2016, the Company has an accumulated deficit of $9,836,195, and its stockholders’ equity is $100,988. In addition, in each year since its inception the Company reported losses and negative cash flows from operating activities. Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short term and long term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

During 2016 and 2015, the Company raised a total amount of approximately $325,000 and $124,000 (net of related expenses), respectively from the issuance of units including Common Stock and warrants (see Note 8). In addition, during 2016 the Company raised funds through issuance of convertible loans and a non recourse loan from Medmar (see Note 6).

C.	Risk factors

As described in the above paragraph, the Company has a limited operating history and faces a number of risks and uncertainties, including risks and uncertainties regarding continuation of the development process, demand and market acceptance of the Company’s products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Company’s future results and the availability of necessary financing. In addition, the Company expects to continue incurring significant operating costs and losses in connection with the development and marketing of its products. The Company has not yet generated material revenues from its operations to fund its activities and therefore is dependent on the receipt of additional funding from its stockholders and/ or new investors in order to continue its operations.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

B.	Principles of Consolidation

The financial statements include the accounts of OWC Pharmaceutical Research Corp. and its wholly owned Israeli subsidiary. All significant inter-company balances and transactions have been eliminated.

C.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) Stock based compensation (ii) the going concern assumptions.

D.	Functional currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are presented within financing income or expenses.

Non-U.S. entity operations are recorded in New Israeli Shekels the functional currency of the Israeli subsidiary. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates or actual action date currency rate. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

E.	Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2016 and 2015.

F.	Property and Equipment

New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

G.	Impairment of Long-Lived Assets

The Company reviews the recoverability of our long-lived assets including property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.	Warrants

The Company reviews the terms of all warrants issued and classifies the warrants as a component of permanent equity if they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently remeasured. Warrants that do not meet this criteria represent a derivative liability and are measured upon initial recognition and remeasured at subsequent reporting periods at their fair value. Changes in the fair value of any liability – classified instruments are recorded in the consolidated statement of operations.

I.	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC Topic 718, Compensation – Stock Compensation. Accordingly, stock based compensation to employees is recognized in the statement of operations as an operating expense, based on the fair value of the award that is ultimately expected to vest. The fair value of stock-based compensation is estimated using the Black Scholes option-pricing model. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the awards and the risk free interest rate. The Company has expensed compensation costs, net of estimated forfeitures, on a straight-line basis, over the requisite service period of the award.

Stock based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. However, when the Company grants to non-employees a fully vested, nonforfeitable equity instrument, such grants are measured based on the fair value of the award at the date of grant. When the fully vested, nonforfeitable equity instruments are granted for services to be received in future periods, the measured cost is recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. Such amount is subsequently amortized to the statement of operations over the term of the services as an operating expense, as if the Company has paid periodic payments of cash for the services received from such service provider.

J.	Accounting For Obligations and Instruments Potentially To Be Settled In The Company’s Own Stock

The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

K.	Fair Value of Financial Instruments

ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between market participants. At December 31, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

L.	Fair Value Measurements

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As of December 31, 2016 and 2015, no assets or liabilities were required to be measured at fair value on a recurring basis.

M.	Convertible Loans

The Company considers the provisions of ASC Topic 815 - 40, ”Derivatives and Hedging - Contracts in Entity’s Own Equity” with respect to convertible loans. When the Company determines that the embedded conversion feature is not considered indexed to the Company’s own stock, the embedded conversion feature is bifurcated from the host instrument and is accounted for at fair value as a derivative liability. Accordingly, upon initial recognition, the embedded conversion feature is measured at fair value and the remaining proceeds are allocated to the loan component (Host). In subsequent periods the derivative liability is measured at fair value through profit or loss (with changes presented within financing income or expense, as applicable) and the loan component is measured at amortized cost. The amount that was allocated to the embedded conversion feature upon initial recognition, created a discount on the loan component. Such discount is amortized as interest expense to profit or loss over the term of the loan until its stated maturity.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

M.	Convertible Loans (cont.)

When the Company determine that the embedded conversion feature should not be separated from the host instrument because it qualified for equity classification, the Company applies ASC Topic 470 - 20, ”Debt - Debt with Conversion and Other Options” which clarifies the accounting for instruments with beneficial conversion features or contingency adjustable conversion ratios. The beneficial conversion feature is calculated by allocating the proceeds received in a financing transactions to the convertible loan and to any detachable warrants included in the transaction, if any, and by measuring the intrinsic value of the convertible loan, based on the effective conversion price as a result of the allocated proceeds. The amount of the beneficial conversion feature is recorded as a discount on the convertible loan with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the convertible loan is amortized as interest expense over the term of the loans.

N.	Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method with respect to options and warrants and convertible loans or preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

O.	Liability for employee rights upon retirement

The Israeli subsidiary’s liability for employee rights upon retirement with respect to its Israeli employees is calculated pursuant to the Israeli Severance Pay Law, based on the most recent salary of each employee multiplied by the number of years of employment of each such employee as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment, or ratable portion thereof for periods less than one year. The Israeli subsidiary makes monthly deposits to insurance policies and severance pay funds.

The deposited funds may be withdrawn upon the fulfillment of the Israeli subsidiary’s severance obligations pursuant to Israeli severance pay laws or labor agreements with its employees. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits or losses.

Severance expenses for the year ended December 31, 2016, and 2015 amounted to $30,000 and $15,000, respectively.

P.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

P.	Income Taxes (cont.)

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2016 and 2015 financial statements and did not recognize any liability with respect to unrecognized tax position in its balance sheet.

Q.	Revenue Recognition

Revenues from consulting services are recognized when the services are rendered or when applicable, if the consideration is non-refundable, upon expiration of the Company’s performance obligation.

Deferred revenue includes amounts received with respect to consultation services not yet recognized as revenues. Such revenues are deferred and recognized on a straight-line basis over the service period or when service is provided, as applicable to the contract.

R.	Research and development expenses

Research and development expenses are charged to operations as incurred.

S.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. As of December 31, 2016 and 2015 the balances of accounts receivable were not material and accordingly such balances do not represent substantial concentration of credit risk. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

T.	Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

U.	Reclassifications

Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company’s equity, net assets, results of operations or cash flows.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

V.	Adoption of New Accounting Standards

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provide guidance related to the required disclosures as a result of management evaluation.

The amendments in ASU 2014-15 became effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Accordingly, management applied the guidance of ASU 2014-15 to these financial statements and has determined that there is a substantial doubt about the Company’s ability to continue as a going concern. Certain disclosures were updated to conform to the disclosures required under ASU 2014-15.

W.	Recently Issued Accounting Standards

In May 2014, The FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

During 2016, the FASB issued several Accounting Standard Updates that focuses on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

For a public entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU’s) are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company is in the process of evaluating the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems throughout 2017. Since the Company did not report so far, material revenues, management believes that the adoption of ASU 2014-09 will not have significant impact on its financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

W.	Recently Issued Accounting Standards (cont.)

In November 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies).Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company does not believe this ASU will have a significant impact on its consolidated financial statements.

In March 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period periods (i.e., in the first quarter of 2017 for calendar year-end companies).

The Company is in the process of assessing the impact, if any, of ASU 2016-09 on its consolidated financial statements.

NOTE 3   –   OTHER CURRENT ASSETS

	US dollars
	December 31,
	2016	2015

Prepaid expenses	1,536	38,591
Others	7,877	11,797
	9,413	50,388

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4   –   PROPERTY AND EQUIPMENT

	US dollars
	December 31,
	2016	2015

Furniture and office equipment	2,407	2,407
Computers	24,641	24,641
Photography	7,714	7,714
Machinery	1,860	0
	36,622	34,762
Less – accumulated depreciation	(21,549)	(11,863)
	15,073	22,899

During the years ended December 31, 2016 and 2015, depreciation expenses amounted to $9,686 and $9,123, respectively, and new equipment purchases amounted to $1,860 and $2,569, respectively.

NOTE 5   –   LINE OF CREDIT

As of December 31, 2016, the Company had an unutilized credit line of approximately $7,500 with its Israeli bank. Borrowings under the line of credit are secured by funds on deposit with the bank at the time of borrowing, which generally must be sufficient to cover the principal amount of the borrowings in full.

NOTE 6   -   NON-RECOURSE LOAN

On September 28, 2016 (the “Effective Date”), OWC entered into a non-recourse loan agreement (the “Loan Agreement”) with Medmar LLC (“Medmar”), pursuant to which Medmar has agreed to loan OWC a total of $300,000 (the “Loan”) on a non-interest bearing basis, with no conversion rights. The Loan is due in 36 months from the Effective Date, and repayment shall be made only by the set off of royalties payable by Medmar to OWC as follows: (i) prior to the full repayment of the Loan, which OWC may prepay at any time, if and to the extent Medmar is required to pay any royalties to OWC under a License Agreement dated March 17, 2016 (see Note 7A1), Medmar shall set off such royalties from the outstanding principal balance of the Loan; (ii) OWC shall not be required to pay the Loan other than through the set off from the royalties; and (iii) the Loan is a non-recourse loan, meaning that if and to the extent that the royalties are insufficient for any reason in order to fully repay the Loan, Medmar waived any right and/or claim to any deficiency.

In addition, the Loan Agreement also provides that: (i) subject to Medmar funding the entire Loan, Medmar shall receive the exclusive right to manufacture, produce, publicize, promote and market OWC’s Licensed Products (as defined in the above-referenced License Agreement) in any state in the U.S., subject to a new license agreement to be negotiated and signed between the parties with respect to each and every state; (ii) the rights to be granted to Medmar under (i) above shall expire within three (3) years subject to certain conditions and limitations; and (iii) the right of first refusal agreement between the parties that was executed on February 8, 2016 providing Medmar certain rights in connection with the commercialization of Licensed Products in the States of Hawaii and Pennsylvania be terminated (see Note 7A1).

As at December 31, 2016, the amount of the loan received by OWC was $250,000 and the balance of $50,000 was received subsequent to balance sheet date. See Note 14B.

As the Company does not expect to earn any royalties from Medmar during the 12 months subsequent to the balance sheet date, the entire amount of the loan is presented as a long-term liability as of December 31, 2016.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7   -   COMMITMENTS AND CONTINGENCIES

A.	Commitments

1.	On October 11, 2015, OWC entered into a memorandum of understanding with Medmar for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid OWC $100,000 ($50,000 in each of 2015 and 2016). On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement providing Medmar certain rights in connection with the commercialization of OWC’s Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50,000 to the Company.

On March 17, 2016, Medmar and OWC executed a consulting and license agreement pursuant to which OWC granted to Medmar an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market certain of OWC’s products (as defined in the license agreement) in the State of Maryland, against payment by Medmar to OWC of a royalty. As part of this agreement, the Company received from Medmar an amount of $50,000 as a non-refundable advance.

In 2016, and as OWC does not have any performance obligation in connection with the agreement, OWC recorded revenues in an amount of $50,000.

2.	In April 2015 OWC engaged G.C. Group Ltd., an Israeli corporation specializing in pharmaceutical R&D to provide formulation development services for OWC’s new delivery system in the form of a cannabis soluble tablet. G.C. Group Ltd. successfully completed the first phase of development, a proof of concept of the desired end-product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

The agreement was terminated on December 31, 2015. However, OWC plans to continue the development process. OWC started developing other delivery systems, designed for different indications, during the first quarter of 2016.

3.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance (the “JV”) to promote the sale of OWC’s Products in the European Union (the “EU”); (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of December 31, 2016.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7   -   COMMITMENTS AND CONTINGENCIES (cont.)

A.	Commitments (cont.)

4.	On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer which operates in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis.

On November 27, 2016, the Company and OWC (the “Group”) entered into a license agreement with Emilia (the “License Agreement”). During the fourth quarter of 2016, the Group completed the development process and then initiated a phase I study at Sheba to explore the safety of the topical cream on psoriasis. Prior to entering into the License Agreement, the Group and Emilia conducted a development and evaluation program (as defined in the License Agreement) for the development of a specific product comprising Emilia’s formulation with certain medical cannabis extract provided by the Group for topical treatment of psoriasis.

Pursuant to the License Agreement, Emilia granted a limited license to the Group with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s Product. If such trial proves successful, Emilia will grant the Group an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia intellectual property, in consideration for which, from and after the first commercial sales of the licensed product, the Group shall pay to Emilia a royalty at the rate of ten percent of net sales during the period beginning upon the first commercial sale and ending ten years thereafter. In the event the sale of the licensed product during the royalty term reaches the minimum sales targets set forth in the License Agreement, the royalty term will be extended for an additional five-year term.

5.	On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (“fund”) by Chaim Sheba Medical Center. Pursuant to the Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose study (the “Study”) to determine the safety and tolerability of topical cream containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers, employing the services of Dr. Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by the OWC and governing the administration of the Study Drug.

6.	On October 22, 2014, OWC entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, OWC currently conducts pre-clinical studies on multiple myeloma, which have commenced in April 2015.

Pursuant to the collaboration agreements, OWC was required to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, OWC commenced pre-clinical studies on the treatment of psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, OWC are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream. OWC currently have the financial resources to fund their current obligations under these agreements, but anticipate that they will require additional funding during the next 12 months for their continuing and planned expanded operations. As of December 31, 2016, OWC has paid $64,389.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7   -   COMMITMENTS AND CONTINGENCIES (cont.)

B.	Contingencies

On February 28, 2017, the Company filed an action for alleged legal malpractice against the NYC law firm of Sichenzia Ross FerenceKesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. Our claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. We brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is now in the pleading stages. The Company cannot predict the ultimate outcome of this action.

NOTE 8   -   STOCKHOLDERS’ EQUITY

A.	Common Stock

Holders of shares of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of common stock do not have cumulative voting rights in the election of directors. Holders of shares of our common stock are entitled to receive dividends when and if declared by our Board out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our dissolution or liquidation or the sale of all or substantially all of our assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our common stock will be entitled to receive pro rata our remaining assets available for distribution. Holders of shares of our common stock do not have preemptive, subscription, redemption or conversion rights and there are no redemption or sinking fund provisions applicable to tour common stock.

B.	Stock and Warrants Issued for Cash

1.	On August 31, 2015 and September 30, 2015 (“dates of issuance”), the Company received $34,000 through a placement of 283,334 shares of common stock. The shares were sold in units at $0.24 per unit ($0.12 per share). Each unit consisted of two shares of common stock and two warrants to purchase common stock. 141,667 warrants were exercisable at $0.12 and expired 12 months from the dates of issuance. The other 141,667 warrants are exercisable at $0.25 and expire 24 months from the dates of issuance. The relative fair value of the attached to the common stock component is $18,672 and the relative fair value of the warrants is $15,328 as of the grant date. Such warrants were classified within stockholders’ equity.

For purposes of discussions that follow, the term “restricted shares of common stock” means that the shares of common stock were not issued under an effective registration statement that has been filed with the Securities and Exchange Commission.

2.	In February of 2015 the Company sold 800,000 common shares to one investor for the offering price of $0.05 per share that resulted in total proceeds of $40,000.

3.	During 2015, the Company also received $50,000 through a placement of 333,333 common stock units. Those units were sold at $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The related warrants were exercisable at $0.25 and expired on December 31, 2016. The relative fair value attached to the common stock component is $26,416 and the relative fair value of the warrants is $23,584 as of the grant date. Such warrants were classified within stockholders’ equity.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8   -   STOCKHOLDERS’ EQUITY (cont.)

B.	Stock and Warrants Issued for Cash (cont.)

4.	In December 2016, the Company received $325,000 through a placement of 2,500,000 common stock units. Those units were sold at $0.13 per unit. Each unit consisted of two shares of common stock and warrants to purchase common stock. 953,846 class “G” warrants exercisable at $0.25 expire on December 2, 2018 and 953,846 class “H” warrants exercisable at $0.40 expire on December 2, 2019. Such warrants were classified within stockholders’ equity.

The fair value of the warrants and options was estimated at the date of grant using the Black-Sholes-Merton pricing model. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.11%; expected volatility of 278%, and option term of 5.0 years.

C.	Stock Based Compensation

1.	Grants to non-employees

A.	During the year ended December 31, 2015 the Company issued 2,114,935 shares of our common stock to unrelated parties as payment for services. During 2015, the Company cancelled 500,000 shares of common stock previously issued for services. The remaining issued shares (1,614,935) were valued at the closing prices as of the dates of the agreements (ranging from $0.19 to $0.25) and resulted in full recognition of $360,370 in consulting services expense during fiscal year 2015.

B.	In February, 2015 the Company issued 64,935 warrants for services. The warrants were exercisable at $0.25 and expired February 23, 2016. The Company used the Black-Scholes-Merton pricing model to estimate the fair value of $10,839. Such amount was charged to expenses in 2015. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 242%, and warrant exercise period based upon the stated terms.

C.	On November 22, 2016, the Company entered into a Corporate Management Services Agreement with Sorelenco Limited. In consideration for services, the Company agreed to issue to Sorelenco: (i) 1,442,308 restricted shares of the common stock, par value $0.0001 (the “Shares”); (ii) Class M Warrants exercisable for a period of twelve (12) months to purchase 1,250,000 Shares at an exercise price $0.08; (iii) Class G Warrants exercisable for a period of twenty-four (24) months to purchase 448,462 Shares at an exercise price $0.25; and (iv) Class H Warrants exercisable for a period of thirty-six (36) months to purchase 448,462 Shares at an exercise price $0.40. The aggregate fair value of the restricted shares and warrants was $432,200. This transaction represents an initiation of business relations between the parties. As the equity instruments issued are fully vested and nonforfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (See Note 2I above). Such amount will be recognized as consulting expense over the term of the agreement. In 2016 the Company recognized $22,893 in expense and $409,307 as services receivable as of December 31, 2016.

D.	On November 28, 2016, the Company entered into a Consulting Agreement with Bear Creek Capital. In consideration for the services, the Company issued to Bear Creek 100,000 restricted shares of Common Stock. The aggregate fair value of the restricted shares was $10,000. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and nonforfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (See Note 2I above). Such amount, will be recognized as consulting expense over the term of the agreement. In 2016 the Company recognized $3,587 in expense and $6,413 as services receivable as of December 31, 2016.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8   -  STOCKHOLDERS’ EQUITY (cont.)

C.	Stock Based Compensation (cont.)

1.	Grants to non-employees (cont.)

A.	On December 16, 2016, the Company entered into a Consulting Agreement with Jeff Smurlick, pursuant to which the Consultant shall provide the Company with services in the areas of investor relations and business development. In consideration for the services, the Company issued to the Consultant 200,000 Class G Warrants and 200,000 Class H Warrants identical to the Class G and Class H Warrants described above. The aggregate fair value of the warrants was $41,259. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and nonforfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (See Note 2I above). Such amount will be recognized as consulting expense over the term of the agreement. In 2016 the Company recognized $1,696 in expense and $39,563 as services receivable as of December 31, 2016. On December 14, 2016, the Company issued 50,000 restricted shares of Common Stock to Securities Compliance Services for securities compliance services. The aggregate fair value of the restricted shares was $19,000. The entire fair value was recognized as consulting expense in 2016.

2.	Grants to employees

A.	In January 2016 the Company granted 200,000 options exercisable into 200,000 shares of common stock at $0.05 per share valued at $6,342. The options were granted for employees. See B below.

B.	In December 2016 the Company approved the 2016 Employee Incentive Plan. The 2016 Plan provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2016 Plan is 36,000,000 shares of common stock. In 2016 the Company granted options exercisable into 34,850,000 shares under the plan at the exercise price of $0.05 per share. The granted options become vested over a two (2) year period from its date of grant. The options shall vest 1/3 on grant date and remaining 2/3 on a quarterly basis (8.33% per quarter)

The Company estimates that the expected life of the options granted using the simplified method allowable under Staff Accounting Bulletin No. 107, Share Based Payments. The interest rate is based on the U.S. Treasury bill rates for U.S. treasury bills with terms commensurate with the expected term of the option grants on the grant date of the option. The following table summarizes the assumptions used in computing fair value:

2016

Risk-free interest rate	1.10%
Dividend yield	0.00%
Expected volatility	269%
Expected term (in years)	5.0
Weighted average grant date fair value of options granted during the period	$0.11

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8   -  STOCKHOLDERS’ EQUITY (cont.)

C.	Stock Based Compensation (cont.)

2.	Grants to employees (cont.)

C.	The following tables present a summary of the status of the grants to employees, officers and directors as of December 31, 2016.

	Number	Weighted average exercise price
Balance outstanding at December 31, 2015	-	-

Granted	35,050,000	$0.051
Balance outstanding at December 31, 2016	35,050,000	$0.051
Balance exercisable at December 31, 2016	11,716,665	$0.051

As of December 31, 2016, all options granted are expected to vest and the weighted-average remaining contractual life of all options is 4.9 years. The weighted-average fair value of all stock options granted for the year ended December 31, 2016 was $0.11.

The following tables summarize information about options outstanding at December 31, 2016:

Exercise price (US$)	Outstanding at December 31, 2016	Weighted average remaining contractual life (months)	Exercise price (US$)	Exercisable at December 31, 2016	Weighted average remaining contractual life (months)

0.05	34,850,000	59.5	$0.05	11,616,665	59.5
$0.10-$0.30	200,000	31.9	$0.10-$0.30	100,000	25.0
	35,050,000			11,716,665

D.	Unsecured Notes Payable with Conversion Rights

A convertible loan for $78,500 issued on February 2, 2016, bears interest at 8.0% per annum until paid or converted and had an original maturity date of November 2, 2016. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the Company at a variable conversion price of 65% of market price. Upon the issuance of the convertible note, the Company bifurcated the embedded conversion feature and recorded an initial derivative liability of $41,974 (the estimated fair value at the date of grant based on the Binomial option pricing model) all of which was allocated as debt discount.

During 2015 the Company agreed to provide unsecured promissory notes with an unrelated party for $37,500. The note was non-interest bearing and was due on September 16, 2016. The note had not been paid and was in default at September 30, 2016. The note had a future conversion right that allowed the holder to convert the principal balance into the Company’s common stock at the lender’s sole discretion at 50% of the then market price (as defined) per share. In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $37,500 had been recorded as a discount to the notes payable and to Additional Paid-in Capital in fiscal 2015 upon initial recognition of such note.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8   -  STOCKHOLDERS’ EQUITY (cont.)

D.	Unsecured Notes Payable with Conversion Rights (cont.)

For year ended December 31, 2016 the Company has amortized $83,650 ($3,074 in 2015) of the discount arising from the embedded derivative and beneficial conversion feature of the above described notes. As a result of the conversion described below, the accounting for the above described notes is complete as of December 31, 2016.

During August and September 2016, in accordance with the original terms of the notes, at the option of the note holders, the entire combined principal balance of $116,000 and interest of $3,140 was converted into 53,844,599 shares of common stock. At the date of conversions, the entire derivative liability associated with the bifurcated conversion feature was marked-to-market, resulting in an increase to the total derivative liability of $55,998 which was reclassified to additional paid-in capital on the date of conversion. The change in derivative fair value was recorded as a derivative valuation charge (within financing expenses) in the Consolidated Statement of Operations. (See E below).

However, as the $37,500 note was in default, the Company was required to amend the conversion price to 25% of the market price (as defined) , in accordance with the original terms of such note.

E.	Embedded Conversion Feature

To properly account for the $78,500 convertible note issued during February 2016 discussed in Note 8D above, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed FASB ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The notes were then analyzed in accordance with FASB ASC 815 to determine if the anti-dilution feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the anti-dilution feature met the requirements for bifurcation pursuant to FASB ASC 815 due to the variable conversion price and therefore accounted for the anti-dilution features of the notes as a derivative liability. Changes in fair value of the derivative financial instruments were recognized in the Company’s statement of operations as a derivative valuation gain or loss.

The adjustment to market of $55,998 resulted in a charge of $14,024 for the year ended December 31, 2016.

The Company measured the conversion option derivatives using the lattice model. Assumptions used include:

●	life through the note maturity date

●	expected volatility-152%,

●	expected dividends-none

●	exercise prices as set forth in the agreements,

●	common stock price of the underlying share on the valuation date, and

●	number of shares to be issued if the instrument is converted

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9   -   GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,
	2016	2015
Salaries and related expenses	91,962	389,233
Professional fees (*)	1,725,065	732,467
Travel and expenses	25,685	67,787
Depreciation	9,686	9,123
Insurance	20,600	24,367
Other	133,218	157,052
	2,006,216	1,380,029
(*) Including stock based compensation	1,468,859	371,209

NOTE 10   -  FINANCING EXPENSES, NET

	US dollars
	Year ended December 31,
	2016	2015
Adjustments of convertible loans	180,340	-
Exchange differences on principal of long term loan	16,972	-
Others, net	(8,057)	3,565
	189,255	3,565

NOTE 11   -  INCOME TAXES

The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2010 considered available to reduce future income taxes were reduced or eliminated through a change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

The Company has a current operating loss carry-forward in the United States of approximately $6,500,000 and in Israel of approximately $1,900,000, resulting in deferred tax assets of $2,666,175. The Company has determined it more likely than not that the related deferred tax assets will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

	In US Dollars
	December 31
	2016	2015
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	2,666,175	1,980,900
Less valuation allowance	(2,666,175)	(1,980,900)
Net deferred	-	-

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11   -  INCOME TAXES (cont.)

The components of pretax loss are as follows:

	In US Dollars
	December 31
	2016	2015

U.S.	(1,888,489)	(690,420)
Non-U.S.	(398,840)	(964,568)
	(2,287,329)	(1,654,988)

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013.

Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the Company makes the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If the Company ultimately determines that payment of these amounts is unnecessary, the Company will reverse the liability and recognize a tax benefit during the period in which the Company determines that the liability is no longer necessary. The Company will record an additional charge in our provision for taxes in the period in which the Company determine that the recorded tax liability is less than the Company expects the ultimate assessment to be.

NOTE 12   -  LOSS PER SHARE

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2016 and 2015, are as follows:

	US dollars
	Year ended December 31,
	2016	2015

Loss used for the computation of basic and diluted loss per share	(2,287,329)	(1,654,988)

	Number of shares
	Year ended December 31,
	2016	2015

Weighted average number of shares used in the computation of basic and diluted earnings per share	96,362,150	80,591,237

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13   -  RELATED PARTY TRANSACTIONS

1.	Chairmen and CEO of both parent and subsidiary, serves as employee of the subsidiary with compensation of $3,000 per month. In addition, he was awarded 10,000,000 options through the 2016 ESOP which vest over two years.

2.	CFO of both parent and subsidiary receives compensation of $3,000 per month. In addition, he was awarded 750,000 options through the 2016 ESOP which vest over two years.

3.	Former Managing Director of the subsidiary, received compensation of $3,000 per month. In addition, he was awarded 10,000,000 options through the 2016 ESOP which vest over two years

4.	Chief Science Officer and Director of Research and Regulatory Affairs, receives compensation of $3,000 per month. In addition, he was awarded 7,000,000 options through the 2016 ESOP which vest over two years

5.	COO and Interim CEO of subsidiary, receives compensation of $3,000 per month. In addition, he was awarded 7,000,000 options through the 2016 ESOP which vest over two years.

All 5 officers are serving in the Company and subsidiary since 2014. All are entitled to receive 60 days early notification of ending working relation and employee rights according to Israeli law, including severance pay.

NOTE 14   -  SUBSEQUENT EVENTS

A.	In 2017 through April 17, 2017, the Company received $1,752,416 in proceeds from the sale of 4,537,954 shares of common stock and warrants.

B.	In February 2017 Medmar paid the last payment in an amount of $50,000, to complete the $ 300,000 loan commitment described in Note 7A2.

C.	See note 7B.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Effective December 23, 2016, the Company determined not to re-engage its independent auditor, M&K CPAS, PLLC (“M&K”) for the Company’s audit for the year ending December 31, 2016. The decision to change accountants was recommended and approved by the Registrant’s board of directors.

Effective December 23, 2016, the Company engaged Fahn Kanne & Co. Grant Thornton Israel, with offices located at 32 Hamasger Street, Tel-Aviv 6721118, Israel (“Fahn Kanne”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016, effective immediately.

Reference is made the Company’s Form 8-K Item 4.01 Changes in Registrant’s Certifying Accountant as filed with the SEC on December 28, 2016.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2016 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2016. Management has identified corrective actions for the material weakness and has begun implementation during the second quarter of 2017.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Back to Table of Contents

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of April 13, 2016:

Name	Age	Position
Mordechai Bignitz	65	Chairman of the Board and Chief Executive Officer
Shmuel De-Saban	50	Chief Financial Officer
Dr. Yehuda Baruch	60	Chief Science Officer

Mordechai Bignitz, Chief Executive Officer and Chairman. Mr. Bignitz was appointed Chief Executive Officer in July 2014 and to the Board of Directors and Chairman in September 2014. He has over 30 years of experience in investment banking specializing in all aspects of the planning, negotiation and execution of both domestic and international transactions. He also has extensive experience in investment management, financial systems, accounting and taxation. From 2009 to 2011 Mr. Bignitz served as the chief executive officer of Gefen Energies Ltd., a private Israeli Company. During the past five years, he has served as a director of the following public companies: Arad Investment & Industrial Development Ltd since February 2014, traded on the Tel-Aviv Stock Exchange (“TASE”); Globe Exploration Limited Partnership since July 2013, traded on the TASE; Ellomay Capital Limited since 2011, engaged in investments in energy and infrastructures and traded on the NASDAQ and TASE; Israel Financial Levers Ltd, since 2007, engaged in the real estate business and traded on the TASE; and Ablon Group Ltd from 2011 to 2013, engaged in the real estate business and traded on the London Stock Exchange. The Company believes that Mr. Bignitz’s many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had greater resources and operating history than the Company, renders him qualified to serve on the Board of Directors.

Shmuel De-Saban, Chief Financial Officer. Mr. De-Saban was appointed Chief Financial Officer in June 2014. During the past five years, Mr. De-Saban, a CPA, has operated his own accounting firm providing complete accounting services to clients including the establishment of internal management reports, examining all corporate systems including (i) purchase management (inventory and procurement planning); (ii) cash flow, work plans, annual budgets, and monthly analysis of performance against budget; and (iii) establishment of working procedures, among other related accounting services. Mr. De-Saban’s firm has represented both Israeli and international clients engaged in manufacturing, services, retail, food industry services, construction professionals, hi-tech research and development, programming, importers, exporters, foreign and domestic residents, real estate, financial services and healthcare. Mr. De-Saban has a Bachelor’s Degree in Economics from Tel-Aviv University and a degree as a CPA from Bar Ilan University, Israel.

Dr. Yehuda Baruch, Chief Science Officer. Dr. Yehuda Baruch was appointed Chief Science Officer on November 2, 2016. Prior to his appointment, Dr. Baruch served as Director of Research and Regulatory Affairs of the Registrant’s wholly-owned Israeli subsidiary, One World Cannabis Ltd. since January 2015. Prior to joining the Registrant, Dr. Baruch served as Head of the Israeli Ministry of Health’s Medical Marijuana Program from 2003 through 2013, directing its efforts on regulation, chaired the indication committee, secured Helsinki Approvals for medical research, and managed regulation of patient licensing and dosage. Dr. Baruch has extensive experience in researching medical cannabis, most notably for its effect on PTSD. From 2004 until 2014, Dr. Baruch also served as CEO of Abarbanel Mental Health Center in Bat Yam, Israel, prior to which, he was the director of Israel’s Ministry of Health medical management division, and director general of Be’er Yakov Mental Health Center. He has taught at Ben-Gurion University of the Negev and Tel Aviv University’s Sackler School of Medicine. As Colonel in the Israeli Defense Force’s Medical Corps, Dr. Baruch was the director of the Israeli field hospital in India following the 2001 earthquake and was the director of the joint USA-Israel Mental Health Team operation in Sri Lanka following the 2004 tsunami. Dr. Baruch was the director of the Health Administration Division in the Israel Ministry of Health for five years from 1999 to 2004 and for the past 10 years has been the director of Abarbanel Mental Health Center and lecturer at Ben Gurion and Bar Ilan Universities. Dr. Yehuda Baruch has a MD and MHA both from Tel Aviv University.

Key Medical Personnel of our Israeli Subsidiary, One World Cannabis Ltd.

Dr. Yehuda Baruch, Director of Research and Regulatory Affairs of One World Cannabis Ltd. Doctor Baruch has served with our subsidiary since January 2015. Dr. Baruch served as Head of the Israeli Ministry of Health’s Medical Marijuana Program from 2003 through 2013, directing its efforts on regulation, chaired the indication committee, secured Helsinki Approvals for medical research, and managed regulation of patient licensing and dosage. Dr. Baruch has extensive experience in researching medical cannabis, most notably for its effect on PTSD. From 2004 until 2014, Dr. Baruch also served as CEO of Abarbanel Mental Health Center in Bat Yam, Israel, prior to which, he was the director of Israel’s Ministry of Health medical management division, and director general of Be’er Yakov Mental Health Center. He has taught at Ben-Gurion University of the Negev and Tel Aviv University’s Sackler School of Medicine. As Colonel in the Israeli Defense Force’s Medical Corps, Dr. Baruch was the director of the Israeli field hospital in India following the 2001 earthquake and was the director of the joint USA-Israel Mental Health Team operation in Sri Lanka following the 2004 tsunami. Dr. Baruch was the director of the Health Administration Division in the Israel Ministry of Health for five years from 1999 to 2004 and for the past 10 years has been the director of Abarbanel Mental Health Center and lecturer at Ben Gurion and Bar Ilan Universities. Dr. Yehuda Baruch has a MD and MHA both from Tel Aviv University.

Alon Sinai, Chief Executive and Chief Operating Officer of One World Cannabis Ltd. Mr. Sinai has served with our subsidiary since July 1, 2014. He serves as our liaison with the major Israeli medical institutions in negotiating our collaboration agreements. He is a retired Lieutenant-Colonel who served in the Medical Corps of IDF from 1987 to 2013. Mr. Sinai successfully completed the NATO School Oberammergau Program, NATO’s individual training and education facility at the operational level. Mr. Sinai recently served as Head of the Doctrine, Instruction and Training Department of the IDF, where he was responsible for commanding and developing emergency medical facilities, writing professional doctrine and literature for the IDF Medical Corps and working with foreign militaries. Mr. Sinai is currently pursuing his Ph.D. in Health Systems Management at Ben-Gurion University of the Negev, where he previously earned an MA in Health Systems Management and a B.EMS in Emergency Medicine.

Dr. Sharon Rozenblat, Senior Adviser to the Scientific Advisory Board of the Registrant’s wholly-owned Israeli subsidiary since February 5, 2017. In her capacity as Senior advisor, Dr. Rozenblat will oversee, supervise and bring to fruition the commercial application of OWC Israel’s cannabinoid-based medical skin treatment, as she leads the completion of the study of psoriasis, which commenced in November 2016.

Dr. Rozenblat has served as an independent consultant to companied engaged in the field of research and development, principally involving herbal products for the pharmaceutical and raw materials industries. Dr. Rozenblat has also assisted companies in the convergence of science and the commercial exploitation of innovative products based on botanicals. Dr. Rozenblat has over 15 years of experience in research and development of the study and application of herbal extracts for medical products mainly in the field of dermatology. From 2007 through 2015, Dr. Rozenblat served as the Chief Scientist at Kamedis Ltd., located in Tel Aviv-Yafo, Israel, an herbal-based dermatological company that was founded in 1998 for development of products to treat skin conditions. As the Chief Scientist, Dr. Rozenblat was also Director of Kamedis’ R&D Department, integrating traditional herbal knowledge with advanced pharmacology for the development of herbal-based products for the treatment of a variety of human dermatological conditions.

Prior to her position at Kamedis, Dr. Rozenblat served as Scientific Research Director of joint development projects funded by the Korea-Israel Industrial R&D Foundation (KORIL) and Israel-Singapore foundation (SIIRD) which resulted in numerous products and patents. Dr. Rozenblat was also the Scientific Director for the development of herbal extraction in an herbal production JV in Chengdu, China, during which she was involved in uncovering and utilizing agricultural elements and developing extraction techniques to create commercial products for the treatment of skin conditions.

Dr. Rozenblat received her PhD in biochemistry from Bar-Ilan University, Ramat Gan, Israel in 2007, graduating Magna Cum Laude in the field of “anti-cancer activity of Inula viscosa on melanoma (skin cancer) cells.”

Board Leadership Structure

Our Board of Directors believes that Mr. Bignitz’s service as both the Chairman of our Board of Directors and our Chief Executive Officer is in the best interest of our Company and our stockholders. Mr. Bignitz possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing our Company and our business and, therefore, is best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most important matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, and collaborative partners.

Although the Company believes that the combination of the Chairman and Chief Executive Officer roles is appropriate under the current circumstances, our corporate governance guidelines do not establish this approach as a policy, and the Board of Directors may determine that it is more appropriate to separate the roles in the future.

Director Independence

Mr. Bignitz is not “independent” as such term is defined by the applicable listing standards of The NASDAQ Stock Market LLC.

Committees of the Board of Directors

Our Board of Directors does not have any committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole director. If and when we seek to have our shares of common stock listed on the NASDAQ Capital Market, among others, we will be required to have an Audit Committee and a Compensation Committee that must be comprised of a majority of independent directors.

Code of Ethics

We plan to adopt a Code of Ethics in 2017.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and named Executive Officers, and anyone who beneficially owns ten percent (10%) or more of our Company’s Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Persons required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2016 and 2017 and (ii) certain written representations of our officers and directors, we believe that the following filings for our current officers and directors required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2016 were not filed.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2016 and 2015 to persons covered by Item 401(m)(2) of Regulation S-K (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
Mordechai Bignitz, CEO and Chairman (1)	2016	$36,000	-	-	$36,000
	2015	$12,000	-	-	$12,000

(1)	Mr. Bignitz was appointed Chief Executive Officer on July 15, 2014 and received compensation of $1,000 per month pursuant to this services agreement. Commencing on January 1, 2016, Mr. Bignitz’ compensation was increased to $3,000 per month.

Agreements with Executive Officers

On July 15, 2014, the Company entered into a services agreement with Mr. Bignitz pursuant to which Mr. Bignitz agreed to serve as our Chief Executive Officer for compensation of $1,000 per month through December 31, 2015. Mr. Bignitz’s compensation for 2016 is $1,000 per month.

On July 11, 2014, the Company entered into a services agreement with Shmuel De-Saban pursuant to which Mr. De-Saban agreed to serve as our Chief Financial Officer for compensation consisting of 132,500 shares of common stock issued on October 23, 2014 and 62,916 shares of common stock issued on December 22, 2014. On October 2, 2014, the Company entered into a supplement to the employment agreement with Mr. De-Saban pursuant to which it issued Mr. De-Saban options to purchase 977,080 shares of common stock at an exercise price of $0.01, which options expire on October 1, 2018. The options shall vest upon the achievement of certain milestones by OWC. As of December 31, 2015, no milestone has been achieved and no options have vested. Mr. De-Saban agreed to forfeit his options on January 31, 2016 in connection with entry into a new services agreement. On January 31, 2016, the Company and Mr. De-Saban entered into a new services agreement pursuant to which he agreed to serve as our Chief Financial Officer for compensation consisting of 195,416 shares of common stock. Either party may terminate the agreement without cause upon 30 days-notice. The Company may terminate the agreement for cause, effective upon delivery of notice.

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

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ended December 31, 2016 by the executive officers named in the Summary Compensation Table.

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

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding at December 31, 2015 held by Mordechai Bignitz, our Named Executive Officer. At December 31, 2016, Mr. Bignitz was the grantee of 10 million options under the Company’s 2016 ESOP. In addition, our CFO was the grantee of 750,000 options. The

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS Back to Table of Contents

The table below provides information regarding the beneficial ownership of the common stock as of March 31, 2017, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, (4) our directors and officers as a group and (5) certain employees of our subsidiary OWC. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated below, the address for each beneficial owner listed is c/o OWC Pharmaceutical Research Corp., at 30 Shacham Street, P.O. Box 8324, Petach Tikva, 4918103, Israel.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class (2)
Mordechai Bignitz, Chief Executive Officer (3)	0	0%
Shmuel De-Saban, Chief Financial Officer (3)	195,416	*
Dr. Yehuda Baruch, Chief Science Officer (3)	0 (3)	0%
All directors and executive officers as a group (3 persons)	195,416	*
Alon Sinai, COO and Interim CEO of OWC (3)	1,011,250	0.70%
Yehuda Baruch, Director of Research and Regulatory Affairs for OWC (3)	2,120,000	1.46%

*	Less than one percent.
(1)	Represents shares of common stock held as of March 31, 2017 plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of March 31, 2017.
(2)	Based on 144,719,287 shares of our common stock outstanding as of March 31, 2017.
(3)	Under the Company’s 2016 ESOP, 10 million options were granted to Mr. Bignitz, 750,000 options were granted to Mr. De-Saban, and 7 million options were granted to Dr. Baruch and Mr. Sinai during 2016. Subject to the provisions of applicable Israeli laws, these options are held by a trustee and vest after a period of two years and, as a result, are not included in the above table.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Effective December 23, 2016, the Company’s Board of Directors engaged Fahn Kanne & Co. Grant Thornton Israel (“Fahn Kanne”) as its independent auditor for the year ended December 31, 2016 and dismissed M&K CPAS, PLLC (“M&K”) as its independent public accountant. M&K was the Company’s independent auditor for the year ended December 31, 2015.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Fahn Kanne and MK for the audit of the Registrant’s annual financial statements for the years ended December 31, 2016 and 2015.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees Fahn Kanne and M&K(2)	$15,750	$9,750

(1) Audit fees consist of audit and review services, consents and review of quarterly reports filed with the SEC.

(2) Audit fees paid during 2015 were paid to M&K only.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a)	The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit	Description
3.1	Articles of Incorporation, filed with the Company’s Form 10-12G/A on April 10, 2014.
3.2	Bylaws, filed with the Company’s Form 10 on November 21, 2012.
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher, filed with the Company’s Form 10-12G/A on April 10, 2014.
10.2(a)	Convertible Note, as amended, between the Company and Sheer Trust, filed with the Company’s Form 10-12G on February 28, 2013.
10.2(b)(a)1	Convertible Note, as amended, between the Company and Mediouni, filed with the Company’s Form 10 on May 13, 2013
10.2(c)(a)	Convertible Note, as amended, between the Company and Shonfeld, filed with the Company’s Form 10 on May 13, 2013
10.2(d)(a)1	Convertible Note, as amended, between the Company and Silverman, filed with the Company’s Form 10 on May 13, 2013
10.2(e)(a)	Convertible Note, as amended, between the Company and Oofliam LLC, filed with the Company’s Form 10 on May 13, 2013
10.2(f)(a)2	Convertible Note, as amended, between the Company and Mediouni, filed with the Company’s Form 10 on May 13, 2013
10.2(g)(a)2	Convertible Note, as amended, between the Company and Silverman, filed with the Company’s Form 10 on May 13, 2013
10.3	Agreement between the Company and Nickelshpur and CV, filed with the Company’s Form 10-12G on February 28, 2013.
10.4	Agreement between the Company and Sensoil Ltd, dated April 17, 2013, filed with the Company’s Form 10-12G/A on April 10, 2014.

10.5	Services Agreement between the Company and Mr. Bignitz, dated October 2, 2014, attached to the Company’s Form S-1 as filed with the SEC on April 23, 2015.
10.6	Services Agreement between the Company and Mr. De-Saban, dated October 2, 2014, attached to the Company’s Form S-1 as filed with the SEC on April 23, 2015.
10.7	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014, filed with the Company’s S-1/A on June 9, 2015.
10.8	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014, filed with the Company’s S-1/A on August 13, 2015.
10.9	Loan Agreement between the Company and Medmar LLC, dated September 28, 2016, filed with the Company’s Form 8-K on September 30, 2016.
10.12	Termination Agreement and Mutual General Release between the Company and GUMI Tel Aviv Ltd dated February 3, 2016, filed with the Company’s S-1 on June 16, 20016.
10.13	Stock Option Agreement between the Company and Dr. Asaf Toker, former CSO, dated January 18, 2018, filed with the Company’s S-1 on June 16, 2016.
10.14	Services Agreement between the Company and Shmuel De-Saban dated January 31, 2016, filed with the Company’s S-1 on June 16, 2016.
10.15	Securities Purchase Agreement between the Company and Vis Vires Group, Inc. dated February 2, 2016, filed with the Company’s S-1 on June 16, 2016.
10.16	Convertible Promissory Note issuable to Vis Vires Group, Inc. dated February 2, 2016, filed with the Company’s S-1 on June 16, 2016.
10.17	Unit Subscription Agreement dated November 3, 2016, filed with the Company’s Form 8-K on November 4, 2016.
10.18	Memorandum of Understanding between the Company and Michepro Holding Ltd. dated November 3, 2016, filed with the Company’s Form 8-K on November 4, 2016.
10.19	License Agreement between the Company and Emilia Cosmetics Ltd dated November 27, 2016, filed with the Company’s Form 8-K on November 28, 2016.
10.21	Research Agreement between the Company and Chaim Sheba Medical Center dated December 29, 2016, filed with the Company’s Form 8-K on January 12, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

OWC PHARMACEUTICAL RESEARCH CORP.

By:	/s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	April 17, 2017

By:	/s/ Shmuel De-Saban
Shmuel De-Saban
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	April 17, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mordechai Bignitz
Mordechai Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	April 17, 2017