Form 10-Q
period 2017-03-31
OWC Pharmaceutical Research Corp.
filed 2017-05-18
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number 0-54856

OWC Pharmaceutical Research Corp.
 (Exact Name of Registrant in its Charter)

Delaware	98-0573566
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

30 Shaham Steet, P.O. Box 8324, Petach Tikva, 4918103, Israel
(Address of Registrant's Principal Executive Offices and Principal Place of Business)

Registrant's Telephone Number, Including Area Code: Phone: +972-3-917-1921

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

On May 18, 2017, the Registrant had 144,819,287 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC Pharmaceutical Research Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	US dollars (except share data)
	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	2,048,146	472,282
Other current assets	13,662	9,413
Total current assets	2,061,808	481,695

Property and equipment	13,703	15,073

Total assets	2,075,511	496,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	5,063	7,694
Other current liabilities	43,420	38,086
Deferred revenues	100,000	100,000
Current portion of long-term debt (Note 4)	300,000	-
Total current liabilities	448,483	145,780

Non-recourse loan (Note 4)	-	250,000

Total liabilities	448,483	395,780

Commitments

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized;
144,819,287 and 139,447,782 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,447	1,395
Additional paid-in capital	14,302,693	11,039,102
Common stock subscription receivable	(395,011)	(395,011)
Services receivable	(901,290)	(592,083)
Accumulated deficit	(11,393,830)	(9,958,465)
Accumulated other comprehensive income	13,019	6,050
Total stockholders' equity	1,627,028	100,988
Total liabilities and stockholders' equity	2,075,511	496,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC Pharmaceutical Research Corp. and Subsidiary
Condensed Consolidated Statements of Operations and Comprehensive Loss

	US dollars (except share data)
	For the three months	For the three months
	ended March 31, 2017	ended March 31, 20165
	(Unaudited)

Revenues	-	-

Operating expenses:
Research and development	34,016	37,043
General and administrative	1,401,349	221,556
Total operating expenses	1,435,365	258,599

Total operating loss	(1,435,365)	(258,599)

Other expense:
Financing expenses, net	-	(55,789)

Net loss	(1,435,365)	(314,388)

Other comprehensive income (loss):
Foreign currency translation adjustments	6,969	11,633

Comprehensive loss	(1,428,396)	(302,755)

Basic and diluted per share amounts:
Basic and diluted net loss	(0.01)	(0.00)

Weighted average shares outstanding (basic and diluted)	143,028,447	81,460,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC Pharmaceutical Research Corp. and Subsidiary
Condensed Consolidated Statements of Stockholders' Equity

	Common						Accumulated	Total
			Additional	Subscription	Accumulated	Services	Other Compre-	Stockholders'
(US dollars (except share data) (Unaudited)	Shares	Common Stock	paid-in capital	Receivable	Deficit	Receivables	hensive income	Equity
Balance at December 31, 2016	139,447,782	1,395	11,039,102	(395,011)	(9,958,465)	(592,083)	6,050	100,988
Stock-based compensation	-	-	1,057,904	-	-	-	-	1,057,904
Financial instruments issued for services to be received	300,000	3	488,170	-	-	(488,173)	-	-
Amortization of services receivable	-	-	-	-	-	178,966	-	178,966
Stock issued upon exercise of warrants (Note 3C)	601,117	6	66,660	-	-	-	-	66,666
Stock issued for cash at $0.13 together with detachable warrants	904,924	9	117,631	-	-	-	-	117,640
Stock issued for cash at $0.17 together with detachable warrants	588,237	6	99,994	-	-	-	-	100,000
Stock issued for cash at $0.25 together with detachable warrants	520,000	5	129,995	-	-	-	-	130,000
Stock issued for cash at $0.50 together with detachable warrants	1,734,000	17	866,983	-	-	-	-	867,000
Stock issued for cash at $0.70 together with detachable warrants	623,227	6	436,254	-	-	-	-	436,260
Foreign currency translation adjustments	-	-	-	-	-	-	6,969	6,969
Net loss	-	-	-	-	(1,435,365)	-	-	(1,435,365)
Balance at March 31, 2017	144,719,287	1,447	14,302,693	(395,011)	(11,393,830)	(901,290)	13,019	1,627,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC Pharmaceutical Research Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	US dollars (except share data)
	For the three months	For the three months
	ended March 31, 2017	ended March 31, 2016
	(Unaudited)
Cash flows from operating activities:
Net loss	(1,435,365)	(314,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustments	6,969	11,633
Adjustments of convertible loans	-	54,791
Depreciation expense	2,450	2,389
Amortization of services receivable	178,866	-
Stock-based compensation	1,057,904	8,074

Changes in net assets and liabilities:

Increase in accounts receivable	-	(4,045)
Increase in other assets	(4,246)	(1,820)
Decrease in accounts payable	(2,631)	(19,004)
Increase in deferred revenue	-	100,000
Increase in other liabilities	5,334	2,193
Cash used in operating activities	(190,622)	(160,178)

Cash flow from investing activities:
Purchase of equipment	(1,080)	(1,860)
Cash used in investing activities	(1,080)	(1,860)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants	1,650,900	-
Proceeds from exercise of warrants	66,666	-
Proceeds of debt borrowings	50,000	71,250
Cash provided by financing activities	1,767,566	71,250

Net increase (decrease) in cash and cash equivalents	1,575,864	(90,788)
Balance of cash and cash equivalents - beginning of period	472,282	357,161
Balance of cash and cash equivalents - end of period	2,048,146	266,373

Supplementary information on financing activities not involving cash flows:
Debt discount arising from derivatives	-	41,974
Net share settlement of warrants exercise	130,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC Pharmaceutical Research Corp. and Subsidiary.
Notes to Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

A. Organizational Background

OWC Pharmaceutical Research Corp. ("OWCP" or the "Company") is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. On July 6, 2014 the Company established a wholly-owned subsidiary, One World Cannabis Ltd. ("OWC" or the "Israeli subsidiary") under the laws of the State of Israel. The Company is a medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the "Product Prospects") for the treatment of multiple myeloma, psoriasis and fibromyalgia as well as development of a cannabis soluble tablet delivery system that may have applications for other indications. The Company also provides consulting services to governmental and private entities to assist them with developing and implementing tailor-made comprehensive medical cannabis programs.

B. Liquidity and going concern uncertainty

The development and commercialization of the Company's product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations, and therefore is dependent upon external sources for financing its operations. As of March 31, 2017, the Company has an accumulated deficit of $11,393,830, and its stockholders' equity is $1,627,028. In addition, in each year since its inception the Company reported losses and negative cash flows from operating activities.  Management considered the significance of such conditions in relation to the Company's ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

During the first three months of 2017, the Company raised a total amount of approximately $1,650,900 (net of related expenses), from the issuance of units that included Common Stock and warrants. In addition, during 2017 the Company received $66,666 through the exercise of warrants and $50,000 from debt.

C. Risk factors

As described in the above paragraph, the Company has a limited operating history and faces a number of risks and uncertainties, including risks and uncertainties regarding continuation of the development process, demand and market acceptance of the Company's products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Company's future results and the availability of necessary financing. In addition, the Company expects to continue incurring significant operating costs and losses in connection with the development and marketing of its products. The Company has not yet generated material revenues from its operations to fund its activities and therefore is dependent on the receipt of additional funding from its stockholders and/ or new investors in order to continue its operations.

D. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. As applicable to these condensed consolidated financial statements, the most significant estimates and assumptions relate to (i) stock-based compensation (ii) the going concern assumptions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company's financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

B. Reclassifications

Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company's equity, net assets, results of operations or cash flows.

C. Recently Issued Accounting Standards

1. Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified in organizations' balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies).Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

2. Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies.

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period periods (i.e., in the first quarter of 2017 for calendar year-end companies).

The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

3. In May 2014, The FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

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

For a public business entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU's) are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

NOTE 3 - EVENTS DURING THE PERIOD

A. Common stock and Warrants Issued for cash

1. During the first quarter of 2017, the Company received $117,640 through a placement of 904,924 common stock units to four investors for the offering price of $0.13 per unit. Each unit consisted of one share of common stock and two (one "G" and one "H") warrants to purchase common stock. The 904,924 "G" warrants are exercisable at $0.25 and expire two years from the date of issuance. The 904,924 "H" warrants are exercisable at $0.40 and expire three years from the date of issuance. Such warrants were classified within stockholders' equity.

2. During the first quarter of 2017, the Company received $100,000 through a placement of 588,237 common stock units to three investors for the offering price of $0.17 per unit. Each unit consisted of one share of common stock and one "H" warrant to purchase common stock. The 588,237 "H" warrants are exercisable at $0.40 and expire three years from the date of issuance. Such warrants were classified within stockholders' equity.

3. During the first quarter of 2017, the Company received $130,000 through a placement of 520,000common stock units to five investors for the offering price of $0.25 per unit. Each unit consisted of one share of common stock and one "I" warrant to purchase common stock. The 520,000 "I" warrants are exercisable at $0.50 and expire two years from the date of issuance. Such warrants were classified within stockholders' equity.

4. During the first quarter of 2017, the Company received $867,000 through a placement of 1,734,000 common stock units to twenty investors for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one "K" warrant to purchase common stock. The 1,734,000 "K" warrants are exercisable at $1.00 and expire eighteen months from the date of issuance. Such warrants were classified within stockholders' equity.

5. During the first quarter of 2017, the Company received $436,260 through a placement of 623,227 common stock units to eleven investors for the offering price of $0.70 per unit. Each unit consisted of one share of common stock and one "L" warrant to purchase common stock. The 623,227 "L" warrants are exercisable at $1.40 and expire eighteen months from the date of issuance. Such warrants were classified within stockholders' equity.

B. Stock-based compensation

1. During the first quarter of 2017 the Company issued 300,000 fully vested shares of the Company common stock and 400,000 warrants (200,000 "G" warrants with exercise price of $0.25and 200,000 "H" warrants with exercise price of $0.40) to consultant as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders' equity at the measurement date with an offsetting amount as a deduction from stockholders' equity within the caption "Services receivable". This amount will be recognized as consulting expense over the terms of the agreements. The shares were valued at the closing price as of the date of the agreements ($0.67) and resulted in current recognition of $33,592 in consulting services expense and $167,408 as future services receivable. This amount will be recognized as consulting expense over the terms of the agreement. The warrants were valued using the Black-Scholes-Merton pricing model to estimate the fair value of $153,963 and resulted in current recognition of $32,902 in additional consulting services expense and $121,061 as additional future services receivable. This amount will be recognized as consulting expense over the terms of the agreement. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10% - 0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms. See also C1 bellow.

2. Under additional Consulting agreement executed in November of 2016 the Company became obligated to issue 100,000 additional shares to the consultant as of February 28, 2017. The shares were valued at $262,000 and were issued during April, 2017.

3. During the three months ended March 31, 2017 the Company issued 350,000"E" warrants that are exercisable at $0.25 and expire two years from the date of issuance to purchase the Company's common stock to two unrelated parties as payment for services. The aggregate fair value of the warrants was $133,210. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders' equity at the measurement date with an offsetting amount as a deduction from stockholders' equity within the caption "Services receivable". This amount will be recognized as consulting expense over the terms of the agreements. The Company recognized $28,467 in current expense and $104,743 remains as services receivable as of March 31, 2017.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms.

C. Exercise of Warrants

1. In March, 2017, the consultant mentioned in Note 3B1 above exercised their 400,000 warrants and acquired 334,450 shares of common stock in accordance with the original terms of the warrant agreement. The exercise of the warrants was made on a net share settlement basis and resulted in delivery to the Company of 65,550 shares by the consultant for a total exercise price of $130,000, based on the average market value of the common shares for the ten-day period preceding the date of exercise.

2. During the first quarter of 2017 the Company received $66,666 through the exercise of 266,666 warrants to purchase 266,667 shares of common stock. The warrants carried an exercise price of $0.25.

NOTE 4 - SUBSEQUENT EVENTS

As previously discussed in Note 6 of the consolidated financial statements as at December 31, 2016, OWC received $50,000 from Medmar LLC("Medmar") during February 2017. On April 21, 2017, OWC served written notice to Medmar of OWC's determination to prepay the non-recourse loan by Medmar to OWC in the principal amount of $300,000. OWC has elected to exercise what it believes is its absolute right to terminate certain distribution rights granted to Medmar under the loan agreement. As a result of the Company exercising its right to terminate the distribution rights, the loans from Medmar are no longer considered by the company to be non-recourse, and the entire amount of the obligation has been classified as a current liability as of March 31, 2017.

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

Recent Developments

On September 28, 2016, we entered into a loan agreement (the "Loan Agreement") with Medmar LLC, pursuant to which Medmar has agreed to loan us a total of $300,000 (the "Loan") on a non-interest bearing basis, with no conversion rights. The Loan is due in 36 months from the Effective Date, September 22, 2016, and repayment shall be made only by the set off of royalties payable by Medmar to us as follows: (i) prior to the full repayment of the Loan, which OWC Ltd may prepay at any time, if and to the extent Medmar is required to pay any royalties to OWC under a License Agreement dated March 17, 2016, Medmar shall set off such royalties from the outstanding principal balance of the Loan; (ii) OWC shall not be required to pay the Loan other than through the set off from the royalties; and (iii) the Loan is a non-recourse loan, meaning that if and to the extent that the royalties are insufficient for any reason in order to fully repay the Loan, Medmar waived any right and/or claim to any deficiency.

In addition, the Loan Agreement also provides that: (i) subject to Medmar funding the entire Loan, Medmar shall receive the exclusive right to manufacture, produce, publicize, promote and market the OWC's Licensed Products (as defined in the above-referenced License Agreement) in any state in the U.S., subject to a new license agreement to be negotiated and signed between the parties with respect to each and every state; (ii) the rights to be granted to Medmar under (i) above shall expire within three (3) years subject to certain conditions and limitations; and (iii) the right of first refusal agreement between the parties that was executed on February 8, 2016 providing Medmar certain rights in connection with the commercialization of Licensed Products in the States of Hawaii and Pennsylvania be terminated.

On April 21, 2017, OWC served written notice to Medmar of OWC's determination to prepay the non-recourse loan by Medmar to OWC in the principal amount of $300,000. OWC has elected to exercise what it believes is its absolute right to terminate certain distribution rights granted to Medmar under the loan agreement.

On February 1, 2017, following the very encouraging results that have been achieved at the mid-point of the Study, the Registrant's Board of Directors and the management and scientific personnel of OWC Ltd have determined to extend the size and scope of the Study for the purpose of, among other things, checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/inhibition and several interleukins). Despite extending its size and scope of the Study, the Registrant expects to compete the Study within the same projected time frame.

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

One World Cannabis plans to produce pharmaceutical-grade cannabinoid-based products and treatments that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. OWC plans to conduct its research, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. The Company will adhere to legislation, rules and guidelines regarding the investigations. Dr. Baruch, OWC's Director of Research and Regulatory Affairs, and Alon Sinai, OWC's Chief Operating Officer, will monitor the investigations and researches.

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

The Company expects to start developing other delivery systems, designed for different indications, during 2017.

Pursuant to the Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose study (the "Study") to determine the safety, tolerability of topical cream containing MGC ("Medical Grade Cannabis" or the "Study Drug") in healthy volunteers, employing the services of Dr. Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the "Investigator"). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee's approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the "Applicable Laws"); and (7) written instructions and prescriptions issued by the OWC and governing the administration of the Study Drug.

On February 1, 2017, following the very encouraging results that have been achieved at the mid-point of the Study, the Company determined to extend the size and scope of the Study for the purpose, among other things, of checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/ inhibition and several interleukins). Despite extending its size and scope of the Study, we expect to complete the Study during the 2nd or 3rd quarters of 2017.

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

Pursuant to the collaboration agreements, we are expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we commenced pre-clinical studies on the treatment of psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of March 31, 2017, we have paid Sheba $65,669 according Sheba's payment requests.

We currently have the financial resources to fund our obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations.

Research and Development Status

The following table summarizes the stages of development for each of our current Product Prospects.

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba	●	Entered into a research agreement for in vitro studies
	Academic	●	Negotiating terms of a research agreement for in vivo studies
	Medical Center	●	Completed one in vitro study
		●	Proceeding with further pre-clinical in vitro studies (safety and toxicity, pharmacokinetic, and pharmacodynamic)
		●	Expect to submit a clinical trial protocol to the Israeli Institutional Review Board and receive its approval to commence a clinical study
		●	Intend to commence a clinical study in the third quarter of 2017
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

Psoriasis	Sheba Academic Medical Center	●	Entered into a Research Collaboration and License Agreement but have not commenced any studies to date
		●	Received an IRB approval for a Phase I, double blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers. The study began in April 2017.

Psoriasis	Emilia Cosmetics Ltd.	●	Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream.
		●	We finished the development of the topical cream in the first quarter of 2016.

Fibromyalgia	Sheba Academic Medical Center	●	Drafted a clinical trial protocol synopsis.

New delivery system - cannabis soluble tablet	G.C. Group Ltd.	●	Completed a proof of concept (the R=Research phase) of the desired end product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

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

In furtherance of our plans, we may, in the future, consider strategic acquisitions and joint ventures as well as other projects to grow our business activities including but not limited to: product licensing and royalty agreements, consulting, and strategic alliances to support our Product Prospect development. However, there can be no assurance that this strategy will be successful in generating any revenues or growing our business.

Results of Operations during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

We have not generated any revenue during the three months ended March 31, 2017 and 2016. We have operating expenses related to general and administrative expenses and research and development expenses. During the three months ended March 31, 2017, we incurred a net loss of $1,435,365 due to general and administrative expenses of $1,401,349, and research and development expenses of $34,016. During the three months ended March 31, 2016, we incurred a net loss of $314,388 due to general and administrative expenses of $221,556, research and development expenses of $37,043.

Our general and administrative expenses increased by $1,179,793 or 532% during the three months ended March 31, 2017 as compared to the same period in the prior year due to an increase in non-cash stock-based compensation expense. During the three months ended March 31, 2017, our research and development expenses decreased by $3,027 or 8% as compared to the same period in the prior year.

Liquidity and Capital Resources

On March 31, 2017, we had current assets of $2,061,808 consisting of $2,048,146 in cash and other current assets of $13,662. We had property and equipment, net of accumulated depreciation, valued at $13,703 as of March 31, 2017. We had total assets of $2,075,511 as of March 31, 2017.

On December 31, 2016, we had current assets of $481,695 consisting of $472,282 in cash and other current assets of $9,413. We had property and equipment, net of accumulated depreciation of $15,073. We had total assets of $496,768 as of December 31, 2016.

On March 31, 2017, we had $448,483 in current liabilities consisting of $5,063 in accounts payable, $43,420 in other current liabilities, deferred revenue of $100,000, and current portion of long-term debt of $300,000.

On December 31, 2016, we had $145,780 in current liabilities consisting of $7,694 in accounts payable, $38,086 in other current liabilities and deferred revenue of $100,000.

On December 31, 2016, we had a non-recourse loan of $250,000.

We had positive working capital of $1,613,325 at March 31, 2017 as compared to $335,915 on December 31, 2016. Our accumulated deficits as of March 31, 2017 and December 31, 2016 were $11,393,830 and $9,958,465 respectively.

We used $190,622 in our operating activities during the three month ended March 31, 2017, which was due to a net loss of $1,435,365, offset by foreign currency translation adjustment of $6,969, depreciation expenses of $2,450, amortization of services receivable of $178,966, stock-based compensation $1,057,904, an increase in other assets of $4,249, an increase in accounts payable of $2,631 and an increase in other liabilities of $5,334.

We used $160,178 in our operating activities during the three months ended March 31, 2016, which was due to a net loss of $314,388 offset by foreign currency translation adjustment of $11,633, adjustments of convertible loans of $54,791 depreciation expenses of $2,389, stock based compensation $8,074, increase in accounts receivable of $4,045, an increase in other assets of $1,820 a decrease in accounts payable of $19,004, increase in deferred revenue of $100,000 and an increase in other liabilities of $2,192.

We used $1,080 and $1,860 during the three months ended March 31, 2017 and 2016, respectively, to purchase property and equipment.

Our financing activities during the three months ended March 31, 2017 provided us with $1,767,566 through net proceeds from issuances of common stock and warrants in an amount of $1,650,900, proceeds from exercise of warrants of $66,666 and proceeds of debt borrowings of $50,000.

Our financing activities during the three months ended March 31, 2016 provided us with $71,250 through proceeds of debt borrowings.

Based upon our cash position of $2,048,146 at March 31, 2017, we believe that we may need to raise additional capital, either equity or debt in order to fund repayment of our current liabilities as of March 31, 2017, and our plan of operations, including our research and development. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

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

Funding of Our Research Programs

On October 22, 2014, we have entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Pursuant to the collaboration agreements, we are expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we commenced pre-clinical studies on the treatment of psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of March 31, 2017, we have paid Sheba $65,669 according Sheba's payment requests.

Our expenditures allocated to our corporate activities conducted through our facilities in Petach Tikva were $39,752 for the year ended December 31, 2016 and we expect will be approximately $40,000 for the year ending December 31, 2017.

At present, we use our available working capital to fund these studies. However, we will need to raise additional funding prior to or if clinical studies are to commence.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of March 31, 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Company has filed an action in the Supreme Court of the State of New York, New York County for alleged legal malpractice against the NYC law firm of Sichenzia Ross Ference Kesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross (collectively, the "Defendants"). Our claims arise out of legal services allegedly negligently performed by the Defendants related to the: (i) filing of a registration statement on Form S-1; (ii) the withdrawal of the S-1; (iii)delayed filing of a second S-1; and (iv)related contracts and convertible note instrument that resulted in OWCP suffering damages in excess of $2 million in equity and the issuance of approximately 35 million shares upon conversion of a note without any consideration or benefit to OWCP. We brought the action seeking recovery of monetary damages noted above due to the defendants' alleged failure to exercise a professional standard of care in their representation of OWCP. The action is now in the pleading stages. Reference is made to our Form 8-K filed with the SEC on November 30, 2016, and specifically to the details contained in our attorney's demand letter to Sichenzia Ross and Ross prior to the commencement of the lawsuit. No changes have incurred related to this matter since the Company's last report on Form 10-K as filed with the SEC on April 17, 2017.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

Not applicable.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CEO, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company's CFO, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of the CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	May 18, 2017
Mordechai Bignitz

/s/ Shmuel De-Saban	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 18, 2017
Shmuel De-Saban