Form 10-K/A
period 2016-12-31
OWC Pharmaceutical Research Corp.
filed 2017-07-21
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Overview

We are a medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. We are currently engaged in the research and development and have conducted trials on the efficacy of cannabis-based medical products (the “Cannabis-Based Medical Products”) commencing with our cannabis-based topical cream for the treatment of psoriasis. In addition, we also are pursuing the use of our Cannabis-Based Medical Products for the treatment of multiple myeloma, post-traumatic stress disorder (“PTSD”) and fibromyalgia, and have made significant advancements in the development of a cannabis soluble tablet delivery system that could have applications for other indications. We are also capable of providing consulting services to governmental and private entities to assist them with developing and implementing tailor-made comprehensive medical cannabis programs, although we have not generated any revenues from such services to date.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Back to Table of Contents

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of April 13, 2016:

Name	Age	Position
Mordechai Bignitz	65	Chairman of the Board and Chief Executive Officer
Yossi Dagan	42	Chief Financial Officer
Dr. Yehuda Baruch	60	Chief Science Officer

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

Yossi Dagan, age 42, Chief Financial Officer: Mr. Dagan was appointed CFO on July 1, 2017. He is a Certified Public Accountant. From 2015 to present, Mr. Dagan has served as CFO of Top Image Systems Ltd (NASDAQ: TISA), a reporting company under the Securities Exchange Act of 1934 organized under the laws of Israel. TISA is a global company that employs 220 employees, principally in the US, Israel, Germany, UK, Singapore, Japan and Brazil. Prior to his position as CFO of TISA, Mr. Dagan served as VP of Finance at Kenshoo, an Israeli based global SaaS company employing 600 employees. At Kenshoo, Yossi was responsible for all aspects of Finance, including leading the financial planning and analysis team through a $100 million budget preparation which included revenue modeling, forecasting and application of other economic models. Prior to Kenshoo, Mr. Dagan served as Corporate Controller at Imperva Inc. (NYSE: IMPV), a leading provider of cyber security solutions in the cloud and on premises that protect business-critical data and applications. At Imperva, he was responsible for all accounting, tax and treasury operations and was centrally involved in the company moving from an early stage start-up through an IPO to become a successful global public company. Prior to Imperva, Mr. Dagan was a manager at PriceWaterhouseCoopers. He holds a CPA and a BA in Accounting and Business from The College of Management. Mr. Dagan began his accounting career at PriceWaterhouseCoopers in Israel in 2003, received his degree as a Certified Public Accountant in Israel in 2005 and received his Bachelor of Business degree with a major in accounting in 2003 from The College of Management, Rishon Le’Zion, Israe.

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

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2016 and 2017 and (ii) certain written representations of our officers and directors, we believe that our current officers and directors required to file reports pursuant to Section 16(a) of the Exchange Act, have filed all Section 16(a) reports with ownership disclosure effective as of December 31, 2016. While these Section 16(a) reports were filed subsequent to the year-ended December 31, 2016, our officers and directors have undertaken to remain in compliance with the requirements of Section 16(a) and file the requisite ownership reports on a timely basis.

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

On July 11, 2014, the Company entered into a services agreement with Shmuel De-Saban our former CFO, pursuant to which Mr. De-Saban agreed to serve as our Chief Financial Officer for compensation consisting of 132,500 shares of common stock issued on October 23, 2014 and 62,916 shares of common stock issued on December 22, 2014. On October 2, 2014, the Company entered into a supplement to the employment agreement with Mr. De-Saban pursuant to which it issued Mr. De-Saban options to purchase 977,080 shares of common stock at an exercise price of $0.01, which options expire on October 1, 2018. The options shall vest upon the achievement of certain milestones by OWC. As of December 31, 2015, no milestone has been achieved and no options have vested. Mr. De-Saban agreed to forfeit his options on January 31, 2016 in connection with entry into a new services agreement. On January 31, 2016, the Company and Mr. De-Saban entered into a new services agreement pursuant to which he agreed to serve as our Chief Financial Officer for compensation consisting of 195,416 shares of common stock. Either party may terminate the agreement without cause upon 30 days-notice. The Company may terminate the agreement for cause, effective upon delivery of notice.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class (2)
Mordechai Bignitz, Chief Executive Officer (3)	0	0%
Shmuel De-Saban, Chief Financial Officer (3)	195,416	*
Dr. Yehuda Baruch, Chief Science Officer (3)	0 (3)	0%
All directors and executive officers as a group (3 persons)	195,416	*
Alon Sinai, COO and Interim CEO of OWC (3)	1,011,250	0.70%
Yehuda Baruch, Director of Research and Regulatory Affairs for OWC (3)	2,120,000	1.46%

*	Less than one percent.
(1)	Represents shares of common stock held as of March 31, 2017 plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of March 31, 2017.
(2)	Based on 144,719,287 shares of our common stock outstanding as of March 31, 2017.
(3)	Under the Company’s 2016 ESOP, 10 million options were granted to Mr. Bignitz, 750,000 options were granted to our former CFO, Mr. De-Saban, and 7 million options were granted to Dr. Baruch and Mr. Sinai during 2016. Subject to the provisions of applicable Israeli laws, these options are held by a trustee and if any of the options are exercised prior to two years from the date of grant, the optionee will become subject to a significant tax penalty as opposed to the capital gains tax after the two-year period. Similarly, if an optionee revokes the trust, the optionee will also be exposed to the significant tax liability. As a result of the foregoing, the shares underlying the options are not included in the above table.

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

OWC PHARMACEUTICAL RESEARCH CORP.

By:	/s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	July 21, 2017

By:	/s/ Yossi Dagan
Yossi Dagan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	July 21, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mordechai Bignitz
Mordechai Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	July 21, 2017