Form 10-Q
period 2017-06-30
OWC Pharmaceutical Research Corp.
filed 2017-08-21
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number 0-54856

OWC PHARMACEUTICAL RESEARCH CORP.

(Exact Name of Registrant in its Charter)

Delaware	98-0573566
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

30 Shaham Street, P.O. Box 8324, Petach Tikva, 4918103, Israel
(Address of Registrant’s Principal Executive Offices and Principal Place of Business)

Registrant’s Telephone Number, Including Area Code: Phone: +972 (0) 3-758-2657

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

On August 20, 2017, the Registrant had 146,316,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	1,379,895	472,282
Other current assets	22,313	9,413
Total Current Assets	1,402,208	481,695

Property and Equipment	10,568	15,073

Total Assets	1,412,776	496,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	35,900	7,694
Other current liabilities	39,719	38,086
Deferred revenue	100,000	100,000
Total Current Liabilities	175,619	145,780

Non-recourse loan (Note 3D)	-	250,000
Total Liabilities	175,619	395,780

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding;	-	-
Common stock, $0.00001 par value; 500,000,000 authorized; 146,022,694 shares issued and outstanding at June 30, 2017 and 139,447,782 at December 31, 2016	1,460	1,395
Additional paid-in capital	14,739,606	11,039,102
Common stock subscriptions receivable	(395,011)	(395,011)
Services receivable	(1,280,123)	(592,083)
Accumulated deficit	(11,838,959)	(9,958,465)
Accumulated other comprehensive income	10,184	6,050
Total Stockholders’ Equity	1,237,157	100,988

Total Liabilities and Stockholders’ Equity	1,412,776	496,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2017	2016	2017	2016
	(unaudited)

Revenues	-	-	-	-

Operating expenses:
Research and development	211,946	34,776	245,962	71,819
General and administrative	231,585	84,466	1,632,937	306,022
Total operating expenses	443,531	119,242	1,878,899	377,841

Total operating loss	(443,531)	(119,242)	(1,878,899)	(377,841)

Other expense:
Financing expenses, net	(1,595)	(54,488)	(1,595)	(110,277)
Net loss	(445,126)	(173,730)	(1,880,494)	(488,118)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,835)	(3,952)	4,134	7,681

Comprehensive loss	(447,961)	(177,682)	(1,876,360)	(480,437)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	145,829,130	81,460,875	144,436,525	81,460,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Subscription Receivable	Accumulated Deficit	Services Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
US dollars (except share and per share data) (unaudited)
Balance at December 31, 2016	139,447,782	1,395	11,039,102	(395,011)	(9,958,465)	(592,083)	6,050	100,988
Stock-based compensation	100,000	1	768,935	-	-		-	768,936
Financial instruments issued as stock-based compensation for services to be received	1,166,127	12	1,187,014	-	-	(1,187,026)	-	-
Amortization of services receivable	-	-	-	-	-	498,986	-	498,986
Stock issued upon exercise of warrants	905,147	9	77,074			-	-	77,083
Stock issued for cash @ $0.13 together with detachable warrants	904,924	9	117,631	-	-	-	-	117,640
Stock issued for cash @ $0.17 together with detachable warrants	588,237	6	99,994	-	-	-	-	100,000
Stock issued for cash @ $0.25 together with detachable warrants	520,000	5	129,995	-	-	-	-	130,000
Stock issued for cash @ $0.50 together with detachable warrants	1,767,250	17	883,607	-	-	-	-	883,624
Stock issued for cash @ $0.70 together with detachable warrants	623,227	6	436,254	-	-	-	-	436,260
Foreign currency translation adjustment	-	-	-	-	-	-	4,134	4,134
Net loss	-	-	-	-	(1,880,494)	-	-	(1,880,494)
Balance at June 30, 2017	146,022,694	1,460	14,739,606	(395,011)	(11,838,959)	(1,280,123)	10,184	1,237,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	For the Six Month Periods Ended June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	(1,880,494)	(488,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustments	4,134	7,681
Adjustments of convertible loans	-	68,717
Depreciation expense	5,585	4,825
Amortization of services receivable	498,986	-
Stock-based compensation	768,936	8,074
Changes in assets and liabilities:
Decrease in accounts receivable	-	4,097
Decrease (increase) in other current assets	(12,900)	27,056
Increase in accounts payable	28,206	3,590
Increase in deferred revenue	-	100,000
Increase (decrease) in other current liabilities	1,633	(190)
Cash used in operating activities:	(585,914)	(264,268)

Cash flows from investing activities:
Purchase of equipment	(1,080)	(1,860)
Cash used in investing activities	(1,080)	(1,860)

Cash flows from financing activities:
Proceeds from issuance of common stock and detachable warrants	1,667,524	-
Proceeds from the exercise of warrants	77,083	-
Proceeds of debt borrowings	-	71,250
Proceeds of non-recourse loan	50,000	-
Payment of non-recourse loan	(300,000)	-
Cash provided by financing activities	1,494,607	71,250

Net increase (decrease) in cash and cash equivalents	907,613	(194,878)
Balance of cash and cash equivalents-beginning of period	472,282	357,161
Balance of cash and cash equivalents-end of period	1,379,895	162,283
Supplemental information on financing activities not involving cash flows:
Debt discount arising from derivatives	-	41,974
Net share settlements of warrants exercise	260,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –	GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. On July 6, 2014, the Company established a wholly-owned subsidiary, One World Cannabis Ltd. (“OWC” or the “Israeli subsidiary”) under the laws of the State of Israel. The Company is a medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Product Prospects”) for the treatment of multiple myeloma, psoriasis and fibromyalgia as well as development of a cannabis soluble tablet delivery system and topical cream for localized external treatment that may have applications for other indications. The Company also provides consulting services to governmental and private entities to assist them with developing and implementing tailor-made comprehensive medical cannabis programs.

B.	Liquidity and going concern uncertainty

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations, and therefore is dependent upon external sources for financing its operations. As of June 30, 2017, the Company has an accumulated deficit of $11,838,959, and its stockholders’ equity is $1,237,157. In addition, in each year since its inception the Company has reported losses and negative cash flows from operating activities. Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

During the first six months of 2017, the Company raised a total amount of $1,667,524 (net of related expenses), from the issuance of units that included Common Stock and detachable warrants. In addition, during 2017 the Company received $77,083 through the exercise of warrants.

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1 -	GENERAL (cont.)

D.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) Stock based compensation and (ii) the going concern assumptions.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently Issued Accounting Standards

1.	Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies).Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

2.	Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

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

The adoption of this ASU did not have a significant impact on the consolidated financial statements.

3.	In May 2014, The FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently Issued Accounting Standards (cont.)

3.	(cont.)

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

4.	Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

In July 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11).

Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option.

ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

ASU 2017-11 also addresses navigational concerns within the FASB Accounting Standards Codification related to an indefinite deferral available to private companies.

The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.

The Company hasn’t began evaluating the impact of part I of ASU 2017-11 on its financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 –	EVENTS DURING THE PERIOD

A	Common stock and Warrants Issued for cash

1.	During the period, the Company received $117,640 through a placement of 904,924 common stock units to four investors for the offering price of $0.13 per unit. Each unit consisted of one share of common stock and two (one “G” and one “H”) warrants to purchase one share of common stock. The 904,924 “G” warrants are exercisable at $0.25 and expire two years from the date of issuance. The 904,924 “H” warrants are exercisable at $0.40 and expire three years from the date of issuance. Such warrants were classified within stockholders’ equity.

2.	During the period, the Company received $100,000 through a placement of 588,237 common stock units to three investors for the offering price of $0.17 per unit. Each unit consisted of one share of common stock and one “H” warrant to purchase one share of common stock. The 588,237 “H” warrants are exercisable at $0.40 and expire three years from the date of issuance. Such warrants were classified within stockholders’ equity

3.	During the period, the Company received $130,000 through a placement of 520,000 common stock units to five investors for the offering price of $0.25 per unit. Each unit consisted of one share of common stock and one “I” warrant to purchase one share of common stock. The 520,000 “I” warrants are exercisable at $0.50 and expire two years from the date of issuance. Such warrants were classified within stockholders’ equity.

4.	During the period, the Company received $883,624 through a placement of 1,767,250 common stock units to twenty investors for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one “K” warrant to purchase one share of common stock. The 1,767,250 “K” warrants are exercisable at $1.00 and expire eighteen months from the date of issuance. Such warrants were classified within stockholders’ equity.

5.	During the period, the Company received $436,260 through a placement of 623,227 common stock units to eleven investors for the offering price of $0.70 per unit. Each unit consisted of one share of common stock and one “K” warrant to purchase one share of common stock. The 1,734,000 “K” warrants are exercisable at $1.00 and expire eighteen months from the date of issuance. Such warrants were classified within stockholders’ equity.

B.	Stock-based compensation

1.	During the period, the Company issued 300,000 fully vested shares of the Company common stock and 400,000 warrants (200,000 “G” warrants with exercise price of $0.25 and 200,000 “H” warrants with exercise price of $0.40) for the purchase of one share each of common stock to a consultant as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. This amount will be recognized as consulting expense over the terms of the agreements. The shares were valued at the closing price as of the date of the agreements ($0.67) and resulted in current recognition as at June 30, 2017, of $83,704 in consulting services expense and $117,296 as future services receivable. This amount will be recognized as consulting expense over the terms of the agreement. The warrants were valued using the Black-Scholes-Merton pricing model to estimate the fair value as at June 30, 2017, of $153,963 and resulted in current recognition of $71,287 in additional consulting services expense and $82,676 as additional future services receivable. This amount will be recognized as consulting expense over the terms of the agreement. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms. See also C1 below.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 –	EVENTS DURING THE PERIOD (cont.)

B.	Stock-based compensation (cont.)

2.	Under the Bear Creek Corporate Advisory Consulting agreement executed in November of 2016, the Company became obligated to issue 100,000 additional shares to Bear Creek as of February 28, 2017. The shares were valued at $262,000 and were issued during April 2017.

3.	During the period, the Company issued 350,000 “E” warrants that are exercisable at $0.25 and expire two years from the date of issuance to purchase one share each of the Company’s common stock to two unrelated parties as payment for services. The aggregate fair value of the warrants was $133,210. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. This amount will be recognized as consulting expense over the terms of the agreements. The Company recognized $61,678 in current expense and $71,532 remains as services receivable as of June 30, 2017.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms.

4.	During the period, the Company issued 450,000 fully vested shares of common stock to consultants as payment for services. The shares were valued at the closing price as of the date of the agreements ($0.73) and resulted in current recognition of $46,800 in consulting services expense and $281,700 as future services receivable. This amount will be recognized as consulting expense over the term of the agreement. The aggregate fair value of the warrants was $328,500. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms.

5.	During the period, the Company issued 416,127 fully vested shares of common stock to a consultant as payment for services. The shares were valued at the closing price as of the date of the agreements ($0.89) and resulted in current recognition of $73,056 in consulting services expense and $297,297 as future services receivable. This amount will be recognized as consulting expense over the term of the agreement.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 –	EVENTS DURING THE PERIOD (cont.)

B.	Stock-based compensation (cont.)

6.	During the period, the engagement of the Subsidiary’s CEO was terminated and the CFO resigned. These actions triggered the forfeiture of 10,456,094 options previously granted under the 2016 Employee Incentive Plan. The forfeitures resulted in the de-recognition of $645,434 of previously recognized compensation expense related to the pre-vested forfeitures.

The following tables present a summary of the status of the grants to employees, officers and directors as of June 30, 2017.

Options outstanding at December 31, 2016	35,050,000	$0.051
Forfeited	(10,456,094)	$0.050
Options outstanding at June 30, 2017	24,593,906	$0.051
Options exercisable at June 30, 2017	12,423,406	$0.051

As such award was subject to a clawback feature in certain contingent events such as termination for cause, the Company accounted for the cancellation of the award in accordance with the provisions of ASC Topic 718-10-55. Thus, the Company recognized the original compensation cost related to that grant (which was determined to be less than the current fair value of such award) as a credit to income statement within line item “General and administrative”.

C.	Exercise of Warrants

1.	During the period, the consultant mentioned in Note 3B1 above, exercised their 400,000 warrants and acquired 334,450 shares of common stock. In accordance with the original terms of the warrant agreement the exercise of the warrants was made on a net share settlement basis and resulted in delivery to the Company of 65,550 shares by the consultant for the exercise price, based on the average market value of the common shares ten days period preceding the date of exercise.

2.	During the period, the Company received $77,083 in cash for the exercise of 308,334 warrants to purchase 308,334 shares of common stock. The warrants carried an exercise price of $0.25.

3.	During the period, the consultant mentioned in Note 8C1E of the consolidated financial statements as at December 31, 2016, exercised their 400,000 warrants and acquired 262,363 shares of common stock. In accordance with the original terms of the warrant agreement the exercise of the warrants was made on a net share settlement basis and resulted in delivery to the Company of 137,637 shares by the consultant for the exercise price, based on the average market value of the common shares for the ten day period preceding the date of exercise.

D.	Medmar Settlement

Further to Note 6 of the consolidated financial statements as at December 31, 2016, OWC received $50,000 from Medmar LLC (“Medmar”) during February 2017. On April 21, 2017, OWC served written notice to Medmar of OWC’s determination to prepay the non-recourse loan by Medmar to OWC in the principal amount of $300,000. OWC has elected to exercise what it believes is its absolute right to terminate certain distribution rights granted to Medmar under the loan agreement and has repaid the entire principal balance of $300,000, during the period.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 -	SUBSEQUENT EVENTS

On August 10, 2017, the Company filed an action in the Supreme Court of the State of New York, New York County seeking to recover unpaid shares due the Company from former employees Ziv Turner, Uri Geller and Dubi Kochvar. The lawsuit also seeks an injunction to restrain the sale/transfer of 2,104,480 shares of the Company’s common stock issued to Ziv Turner by a transferee, Jeffrey Low, and further seeks to rescind the transfer of shares from Ziv Turner to Jeffrey Low. The action is currently pending and is in the pleading stage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

On April 21, 2017, OWC served written notice to Medmar of OWC’s determination to prepay the non-recourse loan by Medmar to OWC in the principal amount of $300,000. OWC has elected to exercise what it believes is its absolute right to terminate certain distribution rights granted to Medmar under the loan agreement and has repaid the entire principle balance of $300,000, during the period.

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

Our goal is to become a leader in the research and development of cannabis-based medical drugs and treatments. To achieve our goal, we plan to focus our activities on the following areas:

Research and Development

Our research and development is focused primarily on exploring several formulations containing active compounds from the cannabis plant, including (but not exclusive to) the cannabinoids CBD and THC, and identifying potential therapeutic applications of the synergistic effects of these active compounds. The synergistic contributions of our formulations have not been scientifically researched and demonstrated in a preclinical model concerning our topical cream formulation. We aim to standardize the formulations across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC).

Although there are existing reports and studies on CBD and THC, our formulations will contain several other active compounds from the cannabis plant, that must be fully researched and documented in order to verify their effectiveness in specific indications, at what doses and which method of administration will be the most appropriate and effective.

One World Cannabis plans to produce pharmaceutical-grade cannabinoid-based products and treatments that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. OWC plans to conduct its research, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. The Company will adhere to legislation, rules and guidelines regarding the investigations. Dr. Yehuda Baruch, OWC’s Director of Research and Regulatory Affairs, and Mr. Alon Sinai, OWC’s Chief Operating Officer, will monitor the research and studies.

To date, OWC has signed three research collaboration and license agreements as well as service agreements with Sheba Academic Medical Center, Tel Hashomer, Israel (“Sheba”), with respect to three potential indications.. Sheba is a university-affiliated hospital that serves as Israel’s national medical center and the most comprehensive medical center in the Middle East. Within the framework of the abovementioned agreements with Sheba, as well as other potentially negotiated agreements, OWC intends to initiate two studies at the Sheba facilities to explore the effect of two formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma and psoriasis.

The Company expects to start developing other delivery systems, designed for different indications, during 2017.

Pursuant to the above mentioned research agreement in connection with the psoriasis indication, the Medical Research Infrastructure Development and Health Services of the Chaim Sheba Center (the “Fund”) shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose study (the “Study”) to determine the safety and tolerability of topical cream containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers. Dr. Aviv Barzilay, Director of the Department of Dermatology at the Chaim Sheba Medical Center will lead the Study (the “Investigator”). The Study as defined in the Research Agreement, shall be conducted in compliance with the following: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by the OWC and governing the administration of the Study Drug.

On February 1, 2017, following the very encouraging results that were achieved by OWC at the mid-point of the psoriasis related study conducted by OWC with an Israeli research institute, the Company determined to extend the size and scope of the Study for the purpose, among other parameters, of checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/ inhibition and several interleukins) which was conducted by such institute. Such trial results concluded that application of OWC’s unique active cannabinoid-based topical cream formulation, resulted in up to 70% improvement in a variety of inflammation markers directly associated with Psoriasis and inhibition of proliferation.

To date, One World Cannabis has filed 13 National Phase and 3 PCT patents with the United States Patent and Regulatory Office (USPTO), all related to its line of activity related to cannabis-based medical products. Assuming the successful completion of the clinical trials, of which there can be no assurance, the Company believes that it will be able to retain the intellectual rights and secure patent protections.

While we retain full ownership on our intellectual property rights that we conceived prior to the signing of the research collaboration and license agreements with Sheba Academic Medical Center, the psoriasis agreement with Sheba provide that all intellectual property that is conceived during the course of the research is to be jointly owned by Sheba and One World Cannabis.

Pursuant to the collaboration agreements, we are expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream for treatment of psoriasis. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of June 30, 2017, we have paid Sheba $65,669 as per Sheba’s payment requests.

Research and Development Status

The following table summarizes the stages of development for each of our current Product Prospects.

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba	●	Entered into a research agreement for in vitro and in vivo studies
Academic
	Medical Center	●	Completed initial in vitro studies

		●	Expect to negotiate agreement and submit a clinical trial protocol to the Israeli Institutional Review Board and receive its approval to commence a clinical study
		●	Intend to commence a clinical study referred to above in the second half of 2018
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

Psoriasis	Sheba Academic Medical Center	●	Entered into a Research Collaboration and License Agreement.
		●	Received an IRB approval for a Phase I, double blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers.

Psoriasis	Emilia Cosmetics Ltd.	●	Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream.
		●	Completed the development of the topical cream in the first quarter of 2016. ·
		●	Entered into a final agreement. Pursuant to the License Agreement, Emilia granted a limited license to us with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s product

Fibromyalgia	Sheba Academic Medical Center	●	Drafted a clinical trial protocol synopsis.

New delivery system - cannabis soluble tablet	G.C. Group Ltd.	●	Completed a proof of concept (the R=Research phase) of the desired end product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

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

Our tests results on multiple myeloma cells studied in vitro, which we announced on June 17, 2015, led us to proceed with further pre-clinical studies (safety and toxicity, PK, PD) of our formulation, to has assess the scientific merit for further development as an investigational new drug. Whilst we are encouraged by the results of the limited in vitro tests, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

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

Results of Operations during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

We have not generated any revenue during the three months ended June 30, 2017 and 2016. We have operating expenses related to general and administrative expenses and research and development. During the three months ended June 30, 2017, we incurred a net loss of $445,126 due to general and administrative expenses of $231,585, research and development expenses of $211,946 and financial expenses of $1,595 compared to a net loss of $173,730 due to general and administrative expenses of $84,466 and research and development expenses of $34,776.

Our general and administrative expenses increased by $147,119 during the three months ended June 30, 2017 as compared to the same period in the prior year. This increase of 174% is primarily the result of increase in legal, payroll and consultancy expenses. Our research and development expenses increased to $211,946 during the three months ended June 30, 2017, compared to $34,776 during the same period in the prior year. The increase by $177,170 or 509% was primarily due to increase payments related to our collaboration agreements, consultancy and patent applications.

Results of Operations during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

We have not generated any revenue during the six months ended June 30, 2017 and 2016. We have operating expenses related to general and administrative expenses and research and development. During the six months ended June 30, 2017, we incurred a net loss of $1,880,494 due to general and administrative expenses of $1,632,937, research and development expenses of $245,962 and financial expenses of $1,595 compared to a net loss of $488,118 due to general and administrative expenses of $306,022 and research and development expenses of $71,819.

Our general and administrative expenses increased by $1,326,915 during the six months ended June 30, 2017 compared to the same period in the prior year. This increase of 433% is primarily the result of increase in stock-based compensation and amortization of services receivable. The charge relating to stock-based compensation expense was $768,936 and for amortization for services receivable $498,986 for the six months ended June 30, 2017, compared to $8,074 and $0 respectively for the six months ended June 30, 2016.

Our research and development expenses increased to $245,962 during the six months ended June 30, 2017, compared to $71,819 during the same period in the prior year. The increase by $174,143 or 242% was primarily due to increase payments related to our collaboration agreements, consultancy and patent applications.

Liquidity and Capital Resources

On June 30, 2017, we had current assets of $1,402,208 consisting of $1,379,895 in cash and other current assets of $22,313. We had property and equipment valued at $10,568, net of $25,038 in accumulated depreciation, as of June 30, 2017. We had total assets of $1,412,776 as of June 30, 2017.

On December 31, 2016, we had current assets of $481,695 consisting of $472,282 in cash and other current assets of $9,413. We had property and equipment valued at $15,073, net of $21,549 in accumulated depreciation as of December 31, 2016. We had total assets of $496,768 as of December 31, 2016.

On June 30, 2017, we had $175,619 in current liabilities consisting of $35,900 in accounts payable, $39,719 in other current liabilities and deferred revenues of $100,000.

On December 31, 2016, we had $145,780 in current liabilities consisting of $7,694 in accounts payable, $38,086 in other current liabilities and deferred revenues of $100,000.

We had positive working capital of $1,226,589 on June 30, 2017 compared to positive working capital of $335,915 on December 31, 2016. Our accumulated deficit as of June 30, 2017 and December 31, 2016 were $11,838,959 and $9,958,465, respectively.

We used $585,914 in our operating activities during the six month ended June 30, 2017, which was due to a net loss of $1,880,494 offset by Amortization of services receivable of $498,986, Stock based compensation of $768,936, depreciation expense of $5,585, an increase in accounts payable of $28,206, an increase in other assets of $12,900, an increase in foreign currency translation adjustments of $4,134 and an increase in other liabilities of $1,633.

We used $264,268 in our operating activities during the six months ended June 30, 2016, which was due to a net loss of $488,118 offset by an increase in foreign currency translation adjustments of $7,681, an increase in adjustments of convertible loans of $68,717, depreciation expenses of $4,825, stock based compensation expenses of $8,074, a decrease in accounts receivable of $4,097, a decrease in other assets of $27,056, an increase in accounts payable of $3,590, an increase in deferred revenues of $100,000 and a decrease in other liabilities of $190.

We used $1,080 and $1,860 during the six months ended June 30, 2017 and 2016, respectively, to purchase property and equipment.

Our financing activities during the six months ended June 30, 2017 provided us with $1,494,607 through proceeds of $1,667,524 from issuance of common stock, $77,083 from exercise of warrants, $50,000 from non-recourse loan and a repayment of non-recourse loan of $300,000. Based upon our cash position of $1,379,895 on June 30, 2017, we believe that we have sufficient cash to fund our operation in the next 12 months, however we believe that in order to execute on our plans we need to raise additional capital, either equity or debt and there can be no assurance, that additional capital will be sufficient to fund our anticipated expenditure requirements to execute on our plans.

Our lack of operating history may make it difficult to raise capital. Our inability to borrow funds or raise equity capital to facilitate our business plan may have a material adverse effect on our financial condition and future prospects.

Funding of Our Research Programs

On October 22, 2014, we entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Pursuant to the collaboration agreements, we are expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we commenced pre-clinical studies on the treatment of psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream for treatment of psoriasis. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of June 30, 2017, we have paid Sheba $65,669 according Sheba’s payment requests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of June 30, 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Company has filed an action in the Supreme Court of the State of New York, New York County for alleged legal malpractice against the NYC law firm of Sichenzia Ross Ference Kesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross (collectively, the “Defendants”). Our claims arise out of legal services allegedly negligently performed by the Defendants related to the: (i) filing of a registration statement on Form S-1; (ii) the withdrawal of the S-1; (iii)delayed filing of a second S-1; and (iv)related contracts and convertible note instrument that resulted in OWCP suffering damages in excess of $2 million in equity and the issuance of approximately 35 million shares upon conversion of a note without any consideration or benefit to OWCP. We brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is now in the pleading stages. Reference is made to our Form 8-K filed with the SEC on November 30, 2016, and specifically to the details contained in our attorney’s demand letter to Sichenzia Ross and Ross prior to the commencement of the lawsuit. No changes have incurred related to this matter since the ‘Company’s last report on Form 10-K as filed with the SEC on April 17, 2017.

On August 10, 2017, the Company filed an action in the Supreme Court of the State of New York, New York County seeking to recover unpaid shares due the company from former employees Ziv Turner, Uri Geller and Dubi Kochvar. The lawsuit also seeks an injunction to restrain the sale of shares of the Company by a transferee, Jeffrey Low, and further seeks to rescind the transfer of shares from Ziv Turner to Jeffrey Low. The action is currently pending and is in the pleading stage.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CEO, Mordechi Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CFO, Yossi Dagan, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechi Bignitz as CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Yossi Dagan as CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	August 21, 2017
Mordechai Bignitz

/s/ Yossi Dagan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 21, 2017
Yossi Dagan