Form 10-K/A
period 2016-12-31
OWC Pharmaceutical Research Corp.
filed 2017-10-06
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2016, the aggregate market value of the 68,029,729 shares of common stock held by non-affiliates of the Registrant was approximately $1,020,446 based on the closing price of $0.015 of the Registrant’s common stock on June 30, 2016. On March 31, 2017, the Registrant had 144,719,287 shares of common stock outstanding.

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

Pursuant to the License Agreement, Emilia granted a limited license to us with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s Product. If such trial proves successful, Emilia will grant OWC an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia intellectual property, in consideration for which, from and after the first commercial sales of the licensed product, OWC shall pay to Emilia a royalty at the rate of ten percent of net sales (as defined in the License Agreement) during the period beginning upon the first commercial sale and ending ten years thereafter. In the event the sale of the licensed product during the royalty term reaches the minimum sales targets set forth in the License Agreement, the royalty term will be extended for an additional five-year term. The trial was completed in May 2016 and as a result the Company became the exclusive licensee of Emilia's intellectual property.

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

Pursuant to the License Agreement, Emilia has granted a limited license to us with respect to Emilia’s Licensed Intellectual Property to be developed and commercialized worldwide in the topical treatment of Psoriasis in humans with our product and upon the successful achievement of the trial, Emilia will grant us an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia Intellectual Property (the “License”). In consideration for the License, from and after the first commercial sales of the Licensed Product, we shall pay to Emilia a royalty at the rate of ten (10%) percent of net sales during the period of time beginning upon the first commercial sale and ending ten (10) years thereafter (the “Royalty Term”). In the event the sale of the Licensed Product during the Royalty Term reaches the minimum sales targets mutually agreed by the Parties as set forth in the License Agreement, the Royalty Term will extend to an additional five (5) year term. The trial was completed in May 2016 and as a result the Company became the exclusive licensee of Emilia's intellectual property.

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

Pursuant to the License Agreement, Emilia granted a limited license to the Group with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s Product. If such trial proves successful, Emilia will grant the Group an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia intellectual property, in consideration for which, from and after the first commercial sales of the licensed product, the Group shall pay to Emilia a royalty at the rate of ten percent of net sales during the period beginning upon the first commercial sale and ending ten years thereafter. The trial was completed in May 2016 and as a result the Company became the exclusive licensee of Emilia's intellectual property. In the event the sale of the licensed product during the royalty term reaches the minimum sales targets set forth in the License Agreement, the royalty term will be extended for an additional five-year term.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company's internal control over financial reporting is effective if there are one or more material weaknesses in the Company's internal control over financing reporting. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2016. Management has identified corrective actions for the weaknesses and intends to implement procedures to address before mentioned material weaknesses during the fiscal year 2018.

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

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Back to Table of Contents

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of September __, 2017:

Name	Age	Position
Mordechai Bignitz	65	Chief Executive Officer and Director
Dr. Stanley Hirsch	59	Chairman of the Board
Yossi Dagan	42	Chief Financial Officer
Dr. Yehuda Baruch	60	Chief Science Officer

Mordechai Bignitz, Chief Executive Officer and Director. Mr. Bignitz was appointed Chief Executive Officer in July 2014 and to the Board of Directors and Chairman in September 2014. He resigned as Chairman with the appointment of Dr. Stanley Hirsch as Chairman on July 24, 2017. He has over 30 years of experience in investment banking specializing in all aspects of the planning, negotiation and execution of both domestic and international transactions. He also has extensive experience in investment management, financial systems, accounting and taxation. From 2009 to 2011 Mr. Bignitz served as the chief executive officer of Gefen Energies Ltd., a private Israeli Company. During the past five years, he has served as a director of the following public companies: Arad Investment & Industrial Development Ltd since February 2014, traded on the Tel-Aviv Stock Exchange (“TASE”); Globe Exploration Limited Partnership since July 2013, traded on the TASE; Ellomay Capital Limited since 2011, engaged in investments in energy and infrastructures and traded on the NASDAQ and TASE; Israel Financial Levers Ltd, since 2007, engaged in the real estate business and traded on the TASE; and Ablon Group Ltd from 2011 to 2013, engaged in the real estate business and traded on the London Stock Exchange. The Company believes that Mr. Bignitz’s many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had greater resources and operating history than the Company, renders him qualified to serve on the Board of Directors.

Dr. Stanley Hirsch, Chairman of the Board. Dr. Hirsch was appointed as Chairman of the Board on July 24, 2017. Has extensive executive and board level experience for more than the past 25 years in private and publicly listed companies in biopharmaceutical and agricultural biotech industries, among others, including direct experience in raising capital and leading M&A activity together with multi-cultural management skills, having managed companies in Israel, Brazil, UK, China and the United States.

From May 2016 to the present, Dr. Hirsch has served as Chairman of the Board of Directors of Foamix Pharmaceuticals Ltd (NASDAQ: FOMX), an Israeli-based clinical-stage specialty pharmaceutical company in late-stage clinical development and commercializing two proprietary products for the treatment of acne, rosacea and other skin conditions. Foamix collaborates with leading global pharmaceutical companies in the creation and commercialization of its advanced skin treatment products.

From August 2007 to the present, Dr. Hirsch has served as Group CEO of FuturaGene Limited and its predecessor company, FuturaGene Plc, which was listed on the AIM-London Stock Exchange, prior to acquisition by Suzano Pulp and Paper of Brazil (SUZB, BOVESPA, Sao Paulo) in July 2010. FuturaGene Limited is a world leader in the development of environmentally friendly solutions that improve and protect crop yields, engaged in the development and delivery of sustainable genetic solutions for global forestry, biopower, biofuels, and agricultural markets.

Dr. Hirsch’s educational experience includes a D.Phil in Cell Biology and Immunology from Oxford University, UK, in 1982, a B.Sc. degree with honors in Medical Biochemistry from the University of Capetown, South Africa in 1979, among other academic honors and awards from Oxford University and University of Capetown.

Yossi Dagan, Chief Financial Officer: Mr. Dagan was appointed CFO on July 1, 2017. He is a Certified Public Accountant. From 2015 to present, Mr. Dagan has served as CFO of Top Image Systems Ltd (NASDAQ: TISA), a reporting company under the Securities Exchange Act of 1934 organized under the laws of Israel. TISA is a global company that employs 220 employees, principally in the US, Israel, Germany, UK, Singapore, Japan and Brazil. Prior to his position as CFO of TISA, Mr. Dagan served as VP of Finance at Kenshoo, an Israeli based global SaaS company employing 600 employees. At Kenshoo, Yossi was responsible for all aspects of Finance, including leading the financial planning and analysis team through a $100 million budget preparation which included revenue modeling, forecasting and application of other economic models. Prior to Kenshoo, Mr. Dagan served as Corporate Controller at Imperva Inc. (NYSE: IMPV), a leading provider of cyber security solutions in the cloud and on premises that protect business-critical data and applications. At Imperva, he was responsible for all accounting, tax and treasury operations and was centrally involved in the company moving from an early stage start-up through an IPO to become a successful global public company. Prior to Imperva, Mr. Dagan was a manager at PriceWaterhouseCoopers. He holds a CPA and a BA in Accounting and Business from The College of Management. Mr. Dagan began his accounting career at PriceWaterhouseCoopers in Israel in 2003, received his degree as a Certified Public Accountant in Israel in 2005 and received his Bachelor of Business degree with a major in accounting in 2003 from The College of Management, Rishon Le’Zion, Israe

Dr. Yehuda Baruch, Chief Science Officer. Dr. Yehuda Baruch was appointed Chief Science Officer on November 2, 2016. Prior to his appointment, Dr. Baruch served as Director of Research and Regulatory Affairs of the Registrant’s wholly-owned Israeli subsidiary, One World Cannabis Ltd. since January 2015. Prior to joining the Registrant, Dr. Baruch served as Head of the Israeli Ministry of Health’s Medical Marijuana Program from 2003 through 2013, directing its efforts on regulation, chaired the indication committee, secured Helsinki Approvals for medical research, and managed regulation of patient licensing and dosage. Dr. Baruch has extensive experience in researching medical cannabis, most notably for its effect on PTSD. From 2004 until 2014, Dr. Baruch also served as CEO of Abarbanel Mental Health Center in Bat Yam, Israel, prior to which, he was the director of Israel’s Ministry of Health medical management division, and director general of Be’er Yakov Mental Health Center. He has taught at Ben-Gurion University of the Negev and Tel Aviv University’s Sackler School of Medicine. As Colonel in the Israeli Defense Force’s Medical Corps, Dr. Baruch was the director of the Israeli field hospital in India following the 2001 earthquake and was the director of the joint USA-Israel Mental Health Team operation in Sri Lanka following the 2004 tsunami. Dr. Baruch was the director of the Health Administration Division in the Israel Ministry of Health for five years from 1999 to 2004 and for the past 10 years has been the director of Abarbanel Mental Health Center and lecturer at Ben Gurion and Bar Ilan Universities. Dr. Yehuda Baruch has a MD and MHA both from Tel Aviv University.

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

Director Independence

Mr. Hirsch is an independent director and Mr. Bignitz is not “independent” as such term is defined by the applicable listing standards of The NASDAQ Stock Market LLC.

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

The table below depicts late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form as follows:

Name of person	Number of late reports	Number of transactions not reported on a timely basis	Failure to file required form

Mordechai Bignitz, CEO since July 2014	Form 3 for appointment as CEO late on December 3, 2014 Form 5 for fiscal year 2016 filed late	0 in 2014 0 in 2015 1 in 2016	Form 5 for fiscal year 2014 not filed Form 5 for fiscal year 2015 not filed Form 4 for grant of options in 2016 not filed

Yossi Dagan, CFO since July 2017	Form 3 for appointment as CFO not filed yet	0	Form 3 since becoming CFO not filed.

Dr. Yehuda Baruch, Chief Science Officer since November 2016	Form 3 for appointment as officer in November 2016 was filed on June 28, 2017	1 in 2016	Form 4 for grant of options in 2016 was not filed Form 5 for fiscal 2016 not yet filed

Alon Sinai, COO of OWC since July 2014	Form 3 for appointment as COO of OWC in July 2014 filed late	2 in 2014 1 in 2016	Form 4 of shares purchase on October 2014 Form 4 for share purchase in December 2014 Form 5 for fiscal 2014 Form 5 for fiscal 2015 Form 4 for grant of options in 2016 Form 5 for fiscal 2016

Dr. Stanley Hirsch, Chairman since July 2017.	0	0 in 2017	Form 3 for appointment on July 24, 2017 as Chairman not filed yet.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2016 and 2015 to persons covered by Item 401(m)(2) of Regulation S-K (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
Mordechai Bignitz, CEO and Director (1)	2016	$36,000	-	-	$36,000
	2015	$12,000	-	-	$12,000

(1)	Mr. Bignitz was appointed Chief Executive Officer on July 15, 2014 and received compensation of $1,000 per month pursuant to this services agreement. Commencing on January 1, 2016, Mr. Bignitz’ compensation was increased to $3,000 per month.

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

The table below provides information regarding the beneficial ownership of the common stock as of August 20, 2017, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, (4) our directors and officers as a group and (5) certain employees of our subsidiary OWC. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated below, the address for each beneficial owner listed is c/o OWC Pharmaceutical Research Corp., at 30 Shacham Street, P.O. Box 8324, Petach Tikva, 4918103, Israel.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class (2)
Mordechai Bignitz, Chief Executive Officer (3)	10,000,000	5.87%
Dr, Stanley Hirsch, Chairman	0	0%
%Yossi Dagan, Chief Financial Officer	195,416	* %
Dr. Yehuda Baruch, Chief Science Officer (3)	9,120,000	5.35%
All directors and executive officers as a group (3 persons)	19,315,416	11.34%
Alon Sinai, COO and Interim CEO of OWC (3)	8,011,250	4.70%

*	Less than one percent.
(1)	Represents shares of common stock outstanding as of August 20, 2017 including 24,000,000 shares of common stock that may be acquired by our officers and directors upon exercise of options, warrants and other rights exercisable within 60 days of August 20, 2017.
(2)	Based on 170,316,600 shares of our common stock outstanding as of August 20, 2017, including 24,000,000 shares of common stock that may be acquired by our officers and directors upon exercise of options, warrants and other rights exercisable within 60 days of August 20, 2017.
(3)	Under the Company’s 2016 ESOP, 10 million options were granted to Mr. Bignitz, and 7 million options were granted to Dr. Baruch and Mr. Sinai during 2016. Subject to the provisions of applicable Israeli laws, these options are held by a trustee and if any of the options are exercised prior to two years from the date of grant, the optionee will become subject to a significant tax penalty as opposed to the capital gains tax after the two-year period. Similarly, if an optionee revokes the trust, the optionee will also be exposed to the significant tax liability.

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

OWC PHARMACEUTICAL RESEARCH CORP.

By:	/s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	October 6, 2017

By:	/s/ Yossi Dagan
Yossi Dagan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	October 6, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mordechai Bignitz
Mordechai Bignitz
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	October 6, 2017