Form 10-Q
period 2017-09-30
OWC Pharmaceutical Research Corp.
filed 2017-11-14
CIK 1431934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number 0-54856

OWC PHARMACEUTICAL RESEARCH CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

30 Shaham Steet, P.O. Box 8324, Petach Tikva, Israel	4918103
(Address of Principal Executive Offices)	(ZIP Code)

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

On November 14, 2017, the Registrant had 146,316,600 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	1,113,372	472,282
Other current assets	95,529	9,413
Total Current Assets	1,208,901	481,695

Property and Equipment	9,539	15,073

Total Assets	1,218,440	496,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	39,847	7,694
Other current liabilities	68,356	38,086
Deferred revenue	100,000	100,000
Total Current Liabilities	208,203	145,780

Non-recourse loan	-	250,000
Total Liabilities	208,203	395,780

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding;	-	-
Common stock, $0.00001 par value; 500,000,000 authorized 146,316,600shares issued and outstanding at September30, 2017 and 139,447,782 at December 31, 2016	1,464	1,395
Additional paid-in capital	15,290,412	11,039,102
Common stock subscriptions receivable	(345,025)	(395,011)
Services receivable	(901,609)	(592,083)
Accumulated deficit	(13,040,025)	(9,958,465)
Accumulated other comprehensive income	5,020	6,050
Total Stockholders’ Equity	1,010,237	100,988

Total Liabilities and Stockholders’ Equity	1,218,440	496,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Revenue	-	-	-	-

Operating expenses:
Research and development	94,475	30,363	340,436	102,182
General and administrative	1,105,794	74,898	2,738,731	380,920
Total operating expenses	1,200,269	105,261	3,079,167	483,102

Operating loss	(1,200,269)	(105,261)	(3,079,167)	(483,102)

Other expense:
Financing expenses, net	(798)	(35,533)	(2,393)	(145,810)
Net Loss	(1,201,067)	(140,794)	(3,081,560)	(628,912)

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,164)	3,933	(1,030)	11,614

Comprehensive loss	(1,206,231)	(136,861)	(3,082,590)	(617,298)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding (basic and diluted)	146,287,849	85,204,293	145,060,415	82,717,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock						Accumulated
	Shares	Common Stock	Additional paid-in capital	Subscription Receivable	Accumulated Deficit	Services Receivable	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
US dollars (except share data) (unaudited)
Balance at December 31, 2016	139,447,782	1,395	11,039,102	(395,011)	(9,958,465)	(592,083)	6,050	100,988
Stock-based compensation	100,000	1	1,319,744	-	-	-	-	1,319,745
Financial instruments issued for services to be received	1,166,127	12	1,187,014	-	-	(1,187,026)	-	0
Amortization of services receivable	-	-	-	-	-	877,500	-	877,500
Stock issued upon exercise of warrants	905,147	9	77,074	-	-	-	-	77,083
Stock issued upon exercise of options	293,906	3	(3)	-	-	-	-	-
Payments for stock issued for services	-	-	-	49,986	-	-	-	49,986
Stock issued for cash @ $0.13 together with detachable warrants	904,924	9	117,631	-	-	-	-	117,640
Stock issued for cash @ $0.17 together with detachable warrants	588,237	6	99,994	-	-	-	-	100,000
Stock issued for cash @ $0.25 together with detachable warrants	520,000	5	129,995	-	-	-	-	130,000
Stock issued for cash @ $0.50 together with detachable warrants	1,767,250	18	883,607	-	-	-		883,625
Stock issued for cash @ $0.70 together with detachable warrants	623,227	6	436,254	-	-	-		436,260
Foreign currency translation adjustment	-	-	-	-	-	-	(1,030)	(1,030)
Net loss	-	-	-	-	(3,081,560)	-	-	(3,081,560)
Balance at September 30, 2017	146,316,600	1,464	15,290,412	(345,025)	(13,040,025)	(901,609)	5,020	1,010,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	For the Nine Month Periods Ended September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net loss	(3,081,560)	(628,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustments	(1,030)	11,614
Adjustments of convertible loans	-	102,195
Depreciation expense	9,027	7,255
Amortization of services receivable	877,500	-
Stock-based compensation	1,319,745	8,074
Changes in assets and liabilities:
Increase in accounts receivable	-	(421)
Decrease (increase) in other current assets	(46,127)	29,454
Increase (decrease) in accounts payable	32,153	(21,078)
Increase in deferred revenue	-	100,000
Increase in other current liabilities	30,270	5,595
Cash used in operating activities:	(860,022)	(386,224)

Cash flows from investing activities:
Purchase of equipment	(3,493)	(1,860)
Cash used in investing activities	(3,493)	(1,860)

Cash flows from financing activities:
Proceeds from issuance of common stock and detachable warrants	1,667,525	-
Proceeds from the exercise of warrants	77,083	-
Proceeds from collection of subscription receivable	9,997	-
Proceeds of debt borrowings	-	121,250
Proceeds of non-recourse loan	50,000	-
Payment of non-recourse loan	(300,000)	-
Cash provided by financing activities	1,504,605	121,250

Net increase (decrease) in cash and cash equivalents	641,090	(266,834)
Balance of cash and cash equivalents-beginning of period	472,282	357,161
Balance of cash and cash equivalents-end of period	1,113,372	90,327
Supplemental information on financing activities not involving cash flows:
Debt discount arising from derivatives	-	41,974
Net share settlements of warrants exercise	275,469	-
Conversion of debt	-	175,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations, and therefore is dependent upon external sources for financing its operations. As of September 30, 2017, the Company has an accumulated deficit of $13,040,025, and its stockholders’ equity is $1,010,237. In addition, in each year since its inception the Company has reported losses and negative cash flows from operating activities. Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

During the first nine months of 2017, the Company raised a total amount of $1,667,525 (net of related expenses), from the issuance of units that included Common Stock and detachable warrants. In addition, during 2017 the Company received $77,083 through the exercise of warrants. However, the Company also paid net amount of $250,000 in connection with repayment of a Non-recourse loan (see Note 3D).

C.	Risk factors

As described in the above paragraph, the Company has a limited operating history and faces several risks and uncertainties, including risks and uncertainties regarding continuation of the development process, demand and market acceptance of the Company’s products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Company’s future results and the availability of necessary financing. In addition, the Company expects to continue incurring significant operating costs and losses in connection with the development and marketing of its products. The Company has not yet generated material revenues from its operations to fund its activities and therefore is dependent on the receipt of additional funding from its stockholders and/ or new investors in order to continue its operations.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1	-	GENERAL (cont.)

D.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) stock-based compensation and (ii) the going concern assumptions.

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the consolidated financial statements contained in our Annual Report on form 10-K.

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period in the future.

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

C.	Recently Issued Accounting Standards

1.	Effective January 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies).Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

2.	Effective January 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies.

The adoption of this ASU did not have a significant impact on the consolidated financial statements.

3.	In May 2014, The FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

During 2016 and 2017, the FASB issued several Accounting Standard Updates that focused on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

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

(Unaudited)

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

ASU 2017-11 requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

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

The Company is in the process of evaluating the impact ofpart I of ASU 2017-11 on its financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3	–	EVENTS DURING THE PERIOD

A.	Common stock and Warrants Issued for cash

1.	During the period, the Company received $117,640 through a placement of 904,924 common stock units to four investors for the offering price of $0.13 per unit. Each unit consisted of one share of common stock and two (one “G” and one “H”) warrants to purchaseone share of common stock. The 904,924 “G” warrants are exercisable at $0.25 and expire two years from the date of issuance. The 904,924 “H” warrants are exercisable at $0.40 and expire three years from the date of issuance. Such warrants were classified within stockholders’ equity.

2.	During the period, the Company received $100,000 through a placement of 588,237 common stock units to three investors for the offering price of $0.17 per unit. Each unit consisted of one share of common stock and one “H” warrant to purchaseone share of common stock. The 588,237 “H” warrants are exercisable at $0.40 and expire three years from the date of issuance. Such warrants were classified within stockholders’ equity

3.	During the period, the Company received $130,000 through a placement of 520,000 common stock units to five investors for the offering price of $0.25 per unit. Each unit consisted of one share of common stock and one “I” warrant to purchaseone share of common stock. The 520,000 “I” warrants are exercisable at $0.50 and expire two years from the date of issuance. Such warrants were classified within stockholders’ equity.

4.	During the period, the Company received $883,625through a placement of 1,767,250 common stock units to twenty investors for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one “K” warrant to purchaseone share of common stock. The 1,767,250 “K” warrants are exercisable at $1.00 and expire eighteen months from the date of issuance. Such warrants were classified within stockholders’ equity.

5.	During the period, the Company received $436,260 through a placement of 623,227 common stock units to eleven investors for the offering price of $0.70 per unit. Each unit consisted of one share of common stock and one “L” warrant to purchaseone share of common stock. The 623,227 “L” warrants are exercisable at $1.40 and expire eighteen months from the date of issuance. Such warrants were classified within stockholders’ equity.

B.	Stock-based compensation

1.	During the period, the Company issued 300,000 fully vested shares of common stock and 400,000 warrants (200,000 “G” warrants with exercise price of $0.25 and 200,000 “H” warrants with exercise price of $0.40) for the purchase of one share each of common stock to a consultant as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. This amount will be recognized as consulting expense over the terms of the agreements. The shares were valued at the closing price as of the date of the agreements ($0.67) and resulted in current recognition as at September 30, 2017, of $134,367 in consulting services expense and $66,633 as future services receivable. This amount will be recognized as consulting expense over the terms of the agreement.

The warrants were valued using the Black-Scholes-Merton pricing model to estimate the fair value of $153,963 and resulted in current recognition of $110,094 in additional consulting services expense and $43,869 as additional future services receivable. This amount will be recognized as consulting expense over the terms of the agreement. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms. See also C1 below.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3	–	EVENTS DURING THE PERIOD (cont.)

B.	Stock-based compensation (cont.)

2.	Under the Bear Creek Corporate Advisory Consulting agreement executed in November of 2016, the Company became obligated to issue 100,000 additional shares to Bear Creek as of February 28, 2017. The shares were valued at $262,000 and were issued during April 2017.

3.	During the period, the Company issued 350,000 “E” warrants that are exercisable at $0.25 and expire two years from the date of issuance to purchase one share each ofthe Company’s common stock to two unrelated parties as payment for services. The aggregate fair value of the warrants was $133,210. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. This amount will be recognized as consulting expense over the terms of the agreements. The Company recognized $95,254 in current expense and $37,956 remains as services receivable as of September 30, 2017.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-.0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms.

4.	During the period, the Company issued 450,000 fully vested shares of common stock to consultants as payment for services. The shares were valued at the closing price as of the date of the agreements ($0.73) and resulted in current recognition of $129,600 in consulting services expense and $198,900 as future services receivable. This amount will be recognized as consulting expense over the term of the agreement. The aggregate fair value of the warrants was $328,500. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms.

5.	During the period, the Company issued 416,127 fully vested shares of common stock to a consultant as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”.The shares were valued at the closing price as of the date of the agreements ($0.89) and resulted in current recognition of $166,405 in consulting services expense and $203,948 as future services receivable. This amount will be recognized as consulting expense over the term of the agreement.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3	–	EVENTS DURING THE PERIOD (cont.)

B.	Stock-based compensation (cont.)

6.	During the second quarter of 2017, the engagement of the Subsidiary’s CEO was terminated and the CFO resigned. These actions triggered the forfeiture of 10,456,094 options previously granted under the 2016 Employee Incentive Plan. The forfeitures resulted in the de-recognition of $645,434 of previously recognized compensation expense related to the pre-vested forfeitures.

As such award was subject to a clawback feature for certain contingent events, such as termination for cause, the Company accounted for the cancellation of the award in accordance with the provisions of ASC Topic 718-10-55. Thus, the Company recognized the original compensation cost related to that grant (which was determined to be less than the current fair value of such award) as a credit to the statement of operation and comprehensive loss within the line item “General and administrative”.

7.	On August 1, 2017, the Company granted options exercisable into 3,000,000 shares to two officers under the plan at an exercise price of $0.05 per share. 1,500,000 options become vested over a two (2) year period from its date of grant. The options shall vest 1/3 on the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The remaining 1,500,000 options become vested over a two (3) year period from its date of grant. The options shall vest 1/3 on the first anniversary and the remaining 2/3 on a quarterly basis (8.33% per quarter). The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.8%-2.07%; expected volatility of 255%, and expected term of 5-6.5 years. The fair value of the options at the grant date was $1,019,139. During the three and nine month period ended September 30, 2017 the Company recognized compensation expense of $295,108, and there was $724,031 of unrecognized compensation expense related to non-vested option grants.

The following tables present a summary of the status of the grants to employees, officers and directors as of September 30, 2017.

Options outstanding at December 31, 2016	35,050,000	$0.050
Forfeited	(10,456,094)	$0.050
Granted	3,000,000	$0.050
Exercised	(293,906)	-
Options outstanding at September30, 2017	27,300,000	$0.050
Options exercisable at September30, 2017	14,617,750	$0.050

C.	Exercise of Warrants

1.	During the period, the consultant mentioned in Note 3B1 above, exercised their 400,000 warrants and acquired 334,450 shares of common stock. In accordance with the original terms of the warrant agreement the exercise of the warrants was made on a net share settlement basis and resulted in issuance of 334,450 shares by the Company, based on the average market value of the common shares for the ten day period preceding the date of exercise.

2.	During the period, the Company received $77,083in cash forthe exercise of 308,334 warrants to purchase 308,334 shares of common stock. The warrants carried an exercise price of $0.25.

3.	During the period, the consultant mentioned in Note 8C1E of the consolidated financial statements as at December 31, 2016,exercised their 400,000 warrants and acquired 262,363 shares of common stock. In accordance with the original terms of the warrant agreement the exercise of the warrants was made on a net share settlement basis and resulted in issuance of 262,363 shares by the Company, based on the average market value of the common shares for the ten-day period preceding the date of exercise.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3	–	EVENTS DURING THE PERIOD (cont.)

D.	Medmar Settlement

Further to Note 6 of the consolidated financial statements as at December 31, 2016, OWC received $50,000 from Medmar LLC (“Medmar”) during February 2017. On April 21, 2017, OWC served written notice to Medmar of OWC’s determination to prepay the non-recourse loan by Medmar to OWC in the principal amount of $300,000. OWC exercised what it believes is its absolute right to terminate certain distribution rights granted to Medmar under the loan agreement and has repaid the entire principal balance of $300,000, during the period.

E.	On August 10, 2017, the Company filed an action in the Supreme Court of the State of New York, New York County seeking to recover unpaid shares due the Company from former employees Ziv Turner, Uri Geller and Dubi Kochvar. The Company has settled the matter with defendant Jeffrey Low, who has agreed to set aside shares of the Company to fund any judgment received by the Company against defendant Turner. The action is currently pending and the Company is pursuing default judgments or settlements with the remaining defendants

NOTE 4	-	SUBSEQUENT EVENTS

In October 2017, the Company initiated a Phase I safety study at Sheba,blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Back to Table of Contents

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

Recent Developments

On September 28, 2016, we entered into a loan agreement (the “Loan Agreement”) with Medmar LLC, pursuant to which Medmar agreed to loan us a total of $300,000 (the “Loan”) on a non-interest bearing basis, with no conversion rights. The Loan was due in 36 months from the Effective Date, September 22, 2016, and repayment would have been made only by the set off of royalties payable by Medmar to us as follows: (i) prior to the full repayment of the Loan, which OWC Ltd may prepay at any time, if and to the extent Medmar is required to pay any royalties to OWC under a License Agreement dated March 17, 2016, Medmar shall set off such royalties from the outstanding principal balance of the Loan; (ii) OWC shall not be required to pay the Loan other than through the set off from the royalties; and (iii) the Loan is a non-recourse loan, meaning that if and to the extent that the royalties are insufficient for any reason in order to fully repay the Loan, Medmar waived any right and/or claim to any deficiency.

In addition, the Loan Agreement also provided that: (i) subject to Medmar funding the entire Loan, Medmar shall receive the exclusive right to manufacture, produce, publicize, promote and market the OWC’s Licensed Products (as defined in the above-referenced License Agreement) in any state in the U.S., subject to a new license agreement to be negotiated and signed between the parties with respect to each and every state; (ii) the rights to be granted to Medmar under (i) above shall expire within three (3) years subject to certain conditions and limitations; and (iii) the right of first refusal agreement between the parties that was executed on February 8, 2016 providing Medmar certain rights in connection with the commercialization of Licensed Products in the States of Hawaii and Pennsylvania be terminated.

On April 21, 2017, OWC served written notice to Medmar of OWC’s determination to repay the non-recourse loan by Medmar to OWC in the principal amount of $300,000. OWC exercised what it believes is its absolute right to terminate certain distribution rights granted to Medmar under the loan agreement and has repaid the entire principle balance of $300,000, during the period.

On February 1, 2017, following the very encouraging results that have been achieved at the mid-point of the psoriasis related study conducted by OWC with an Israeli research institute, the Registrant’s Board of Directors and the management and scientific personnel of OWC Ltd have determined to extend the size and scope of the Study for the purpose of, among other things, checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/inhibition and several interleukins).

Our goal is to become a leader in the research and development of cannabis-based medical drugs and treatments. To achieve our goal, we plan to focus our activities on the following areas:

Research and Development

Our research and development is focused primarily on exploring several formulations containing active compounds from the cannabis plant, including (but not exclusive to) the cannabinoids CBD and THC, and identifying potential therapeutic applications of the synergistic effects of these active compounds. The synergistic contributions of our formulations have not been scientifically researched and demonstrated in a preclinical model concerning our topical cream formulation. We aim to standardize the formulations across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC).In addition, we are developing unique delivery systems for our pharmaceutical grade products.

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

To date, OWC has signed three research collaboration and license agreements as well as service agreements with Sheba Academic Medical Center, Tel Hashomer, Israel (“Sheba”), with respect to two potential indications. Sheba is a university-affiliated hospital that serves as Israel’s national medical center and the most comprehensive medical center in the Middle East. Within the framework of the abovementioned agreements with Sheba, as well as other potentially negotiated agreements, OWC intends to initiate two studies at the Sheba facilities to explore the effect of two formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma and psoriasis.

Pursuant to the above-mentioned research agreement in connection with the psoriasis indication, the Medical Research Infrastructure Development and Health Services of the Chaim Sheba Center (the “Fund”) shall perform a Phase I, randomized, placebo-controlled, maximal dose study (the “Study”) to determine the safety and tolerability of topical cream containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers. Dr. Aviv Barzilay, Director of the Department of Dermatology at the Chaim Sheba Medical Center will lead the Study (the “Investigator”). The Study as defined in the Research Agreement, shall be conducted in compliance with the following: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by the OWC and governing the administration of the Study Drug.

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

To date, our intellectual property portfolio comprises 7 patent families and includes 21 filings in selected domains at various stages from PCT filings, National Phase filings and Continuations in Part (CIP). Two of the patent families are in the field of Multiple Myeloma and the other families are in the fields of pharmaceutical emulsions, Fibromyalgia, Migraine, Sexual Function and Skin Disorders. These filings encompass pharmaceutical compositions and devices in these fields.

The national phase is the second of the two main phases of the Patent Cooperation Treaty procedure. It follows the international phase and consists in the processing of the international application before each office of or acting for a contracting state of the PCT that has been designated in the international application. Assuming the successful completion of the clinical trials, of which there can be no assurance, we believe that we will be able to retain the intellectual rights and secure patent protection for our proprietary developments.

While we retain full ownership on our intellectual property rights that we conceived prior to the signing of the research collaboration and license agreements with Sheba Academic Medical Center, the psoriasis agreement with Sheba provide that all intellectual property that is conceived during the course of the research is to be jointly owned by Sheba and One World Cannabis.

Pursuant to the collaboration agreements, we are expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream for treatment of psoriasis. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of September 30, 2017, we have paid Sheba $65,669 as per Sheba’s payment requests.

Research and Development Status

The following table summarizes the stages of development for each of our current Product Prospects.

Target Indication	Collaborator	Status

Multiple Myeloma	Sheba	●	Entered into a research agreement for in vitro and in vivo studies
Academic
	Medical Center	●	Completed initial in vitro studies

		●	Expect to negotiate agreement and submit a clinical trial protocol to the Israeli Institutional Review Board and receive its approval to commence a clinical study
		●	Intend to commence a clinical study referred to above in the second half of 2018
		●	Drafted a clinical trial protocol synopsis, which we believe will assist us in preparing an application for orphan status designation

Psoriasis	Sheba Academic Medical Center	●	Entered into a Research Collaboration and License Agreement.
		●	Received an IRB approval for a Phase I, blind, randomized, placebo controlled, multiple escalating dose study to determine the safety, tolerability and pharmacokinetic profile of medical grade cannabis in healthy volunteers.
● Started Phase I safety study

Psoriasis	Emilia Cosmetics Ltd.	●	Entered into a nonbinding memorandum of understanding for the development, manufacture and marketing of a cannabinoid-based topical cream.
		●	Completed the development of the topical cream in the first quarter of 2016.
		●	Entered into a final agreement. Pursuant to the License Agreement, Emilia granted a limited license to us with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s product

Fibromyalgia		●	Drafted a clinical trial protocol synopsis.

New delivery system - cannabis disintegrating soluble tablet	G.C. Group Ltd.	●	Completed a proof of concept (the R=Research phase) of the desired end product (the soluble tablet) to test the fabric, durability, solidification and other features of the tablet.

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

Our test results on multiple myeloma cells studied in vitro, which we announced on June 17, 2015, led us to proceed with further pre-clinical studies (safety and toxicity, PK, PD) of our formulation, to assess the scientific merit for further development as an investigational new drug. Whilst we are encouraged by the results of the limited in vitro tests, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

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

Results of Operations during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

We have not generated any revenue during the three months ended September 30, 2017 and 2016. We have operating expenses related to general and administrative expenses and research and development. During the three months ended September 30, 2017, we incurred a net loss of $1,201,067 due to general and administrative expenses of $1,105,794,research and development expenses of $94,475, and financial expenses of $798 as compared to a net loss of $140,794 due to general and administrative expenses of $74,898, research and development expenses of $30,363 and financial expenses of $35,533.

Our general and administrative expenses increased by $1,030,896 during the three months ended September 30, 2017 as compared to the same period in the prior year. This increase of 1,376% is primarily the result of increased stock-based compensation and amortization of services receivable expenses. The charge relating to stock-based compensation and services receivable expenseswere$550,809 and $378,513, respectively,for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016.

Our research and development expenses increased to $94,475 during the three months ended September 30, 2017, compared to $30,363 during the same period in the prior year. The increase by $64,112 or 211% was primarily due to increased payments related to our collaboration agreements, consultancy and patent applications.

Results of Operations during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

We have not generated any revenue during the nine months ended September 30, 2017 and 2016. We have operating expenses related to general and administrative expenses and research and development. During the nine months ended September 30, 2017, we incurred a net loss of $3,081,560 due to general and administrative expenses of $2,738,731, research and development expenses of $340,436, and financial expenses of $2,393 as compared to a net loss of $628,912 due to general and administrative expenses of $380,920, research and development expenses of $102,182, and financial expenses of $145,810.

Our general and administrative expenses increased by $2,357,811 during the nine months ended September 30, 2017 as compared to the same period in the prior year. This increase of 619% is primarily the result of increased stock-based compensation and amortization of services receivable expenses. The charges relating to stock-based compensation and services receivable expenseswere $1,319,745 and $877,500, respectively,for the nine months ended September 30, 2017, compared to stock-based compensation and services receivable expenses of $8,074 and $0, respectively,for the nine months ended September 30, 2016.

Our research and development expenses increased to $340,436 during the nine months ended September 30, 2017, compared to $102,182 during the same period in the prior year. The increase by $238,254 or 233% was primarily due to increased payments related to our collaboration agreements, consultancy and patent applications.

Liquidity and Capital Resources

On September 30, 2017, we had current assets of $1,208,901;consisting of $1,113,372 in cash and other current assets of $95,529. We had property and equipment valued at $9,539, net of $28,163 in accumulated depreciation, as of September 30, 2017. We had total assets of $1,218,440 as of September 30, 2017.

On December 31, 2016, we had current assets of $481,695 consisting of $472,282 in cash and other current assets of $9,413. We had property and equipment valued at $15,073, net of $21,549 in accumulated depreciation as of December 31, 2016. We had total assets of $496,768 as of December 31, 2016.

On September 30, 2017, we had $208,203 in current liabilities consisting of $39,847 in accounts payable, $68,356 in other current liabilities and deferred revenues of $100,000.

On December 31, 2016, we had $145,780 in current liabilities consisting of $7,694 in accounts payable, $38,086 in other current liabilities and deferred revenues of $100,000. We also had a non-recourse loan of $250,000 that was classified as a noncurrent liability.

We had positive working capital of $1,000,698 on September 30, 2017 compared to positive working capital of $335,915 on December 31, 2016. Our accumulated deficit as of September 30, 2017 and December 31, 2016 was $13,040,025 and $9,958,465, respectively.

We used $860,022 in our operating activities during the nine months ended September 30, 2017, which was due to a net loss of $3,081,560 offset by amortization of services receivable of $877,500, stock-based compensation of $1,319,745, depreciation expense of $9,027, an increase in accounts payable of $32,153, an increase in other assets of $46,127, an increase in foreign currency translation adjustments of $1,030 and an increase in other liabilities of $30,270.

We used $386,224 in our operating activities during the nine month ended September 30, 2016, which was due to a net loss of $628,912 offset by adjustments of convertible loans of $102,195, Stock based compensation of $8,074, depreciation expense of $7,255, a decrease in accounts payable of $21,078, a decrease in other assets of $29,454, an increase in deferred revenue of $100,000 a decrease in foreign currency translation adjustments of $11,614, an increase in accounts receivable of $421 and an increase in other liabilities of $5,595.

We used $3,493 and $1,860 during the nine months ended September 30, 2017 and 2016, respectively, to purchase property and equipment.

Our financing activities during the nine months ended September 30, 2017 provided us with $1,504,605 through proceeds of $1,667,525 from issuance of common stock and warrants, $77,083 from exercise of warrants, $50,000 from non-recourse loan, a repayment of non-recourse loan of $300,000, and $9,997 from collection of common stock subscriptions receivable. Based upon our cash position of $1,113,372 on September 30, 2017, we believe that we have sufficient cash to fund our operation in the next 12 months, however we believe that in order to execute on our plans we need to raise additional capital, either equity or debt, and there can be no assurance that additional capital will be sufficient to fund our anticipated expenditure requirements to execute on our plans.

Our lack of operating history may make it difficult to raise capital. Our inability to borrow funds or raise equity capital to facilitate our business plan may have a material adverse effect on our financial condition and future prospects.

Funding of Our Research Programs

On October 22, 2014, we entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Pursuant to the collaboration agreement, we are expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. In addition, we commenced pre-clinical studies on the treatment of psoriasis during the second quarter of 2016. Pursuant to the collaboration agreements, we are obliged to pay Sheba $85,000 throughout 2017 for conducting the safety study for the cream for treatment of psoriasis. We currently have the financial resources to fund our current obligations under these agreements, but anticipate that we will require additional funding during the next 12 months for our continuing and planned expanded operations. As of September 30, 2017, we have paid Sheba $65,669 according Sheba’s payment requests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of September 30, 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Company has filed an action in the Supreme Court of the State of New York, New York County for alleged legal malpractice against the NYC law firm of Sichenzia Ross Ference Kesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross (collectively, the “Defendants”). Our claims arise out of legal services allegedly negligently performed by the Defendants related to the: (i) filing of a registration statement on Form S-1; (ii) the withdrawal of the S-1; (iii)delayed filing of a second S-1; and (iv)related contracts and convertible note instrument that resulted in OWCP suffering damages in excess of $2 million in equity and the issuance of approximately 35 million shares upon conversion of a note without any consideration or benefit to OWCP. We brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is now in the discovery stage. Reference is made to our Form 8-K filed with the SEC on November 30, 2016, and specifically to the details contained in our attorney’s demand letter to Sichenzia Ross and Ross prior to the commencement of the lawsuit. No changes have incurred related to this matter since the Company’s last report on Form 10-K as filed with the SEC on April 17, 2017.

On August 10, 2017, the Company filed an action in the Supreme Court of the State of New York, New York County seeking to recover unpaid shares due the Company from former employees Ziv Turner, Uri Geller and Dubi Kochvar. The Company has settled the matter with defendant Jeffrey Low, who has agreed to set aside shares of the Company to fund any judgment received by the Company against defendant Turner. The action is currently pending and the Company is pursuing default judgments or settlements with the remaining defendants.

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

None

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	November 14, 2017
Mordechai Bignitz

/s/ Yossi Dagan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 14, 2017
Yossi Dagan

