Form 10-K
period 2017-12-31
OWC Pharmaceutical Research Corp.
filed 2018-04-16
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-54856

OWC Pharmaceutical Research Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	98-0573566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Ben Gurion st, Ramat Gan, Israel	5257334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972-72-260-8004

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ](Do not check if a small reporting company)	Small reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $89 million, computed based on the closing price of $0.62 per share on June 30, 2017.

As of April 16, 2018 there were 147,758,908 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement for the 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2017.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate” and “continue,” or the negative of such terms or other similar expressions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we caution you that these statements are based on our good faith projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to generate revenue or achieve profitability;
●	our ability to obtain additional financing on acceptable terms, if at all;
●	our ability to obtain insurance coverage;
●	performance of our information technology and storage systems;
●	a disruption of breach of our information technology systems;
●	our dependence on the success of cannabinoid technology;
●	our ability to keep pace with technological advances;
●	legal and regulatory developments in the United States and foreign countries;
●	the success and timing of our preclinical and clinical trials;
●	our ability to secure Israeli licenses to use cannabis for medical research;
●	the rate and degree of market acceptance of cannabis-based medical products;
●	the success of competing products or therapies that become available;
●	our dependence on third parties;
●	the performance of third parties upon which we depend;
●	our ability to obtain and maintain protection for our intellectual property;
●	our ability to protect and defend against litigation, including intellectual property claims;
●	our ability to obtain licenses, if necessary, on commercially reasonable terms or at all;
●	our ability to attract and retain key personnel;
●	risks related to operating in Israel;
●	the volatility of the price of our Common Stock;
●	the marketability of our Common Stock;
●	our broad discretion to invest or spend the proceeds from our financings in ways with which our stockholders may not agree and may have limited ability to influence; and
●	other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”

Moreover, we operate in a highly competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, we undertake no obligation to publicly update or revise any of the forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events otherwise, except as required by law.

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “our Company”, “the Company”, “OWC,” “we,” “us,” and “our” refer to OWC Pharmaceutical Research Corp., a Delaware corporation, and its consolidated subsidiary, One World Cannabis Ltd., a company organized under the laws of Israel.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are an early stage medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. We are currently engaged in the research and development and have conducted trials on the efficacy of cannabis-based medical products (the “Cannabis-Based Medical Products”) commencing with our cannabis-based topical cream for the treatment of psoriasis. In addition, we also are pursuing the use of our Cannabis-Based Medical Products for the treatment of multiple myeloma, post-traumatic stress disorder (“PTSD”), chronic pain and fibromyalgia, and have made significant advancements in the development of a cannabis soluble tablet delivery system that could have applications for other indications. We are also capable of providing consulting and advisory services to governmental and private entities to assist them with developing and implementing tailor-made, comprehensive medical cannabis programs, although we have not generated any revenues from such services to date.

We have been engaged in research and development and consulting and advisory activities through our wholly-owned Israeli subsidiary, One World Cannabis Ltd since July 2014. To date, we have entered into binding agreements with major hospitals and medical research facilities in Israel for the purpose of conducting research studies and trials related to the development and use of Cannabis-Based Medical Products for the treatment of multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia, and for the development of a cannabis soluble tablet delivery system. We recently announced promising clinical results from the testing of our cannabis-based topical cream for the treatment of psoriasis, an autoimmune disease that causes red, scaly patches to appear on the skin. Skin cells in patients with psoriasis grow at an abnormally fast rate, causing a buildup of lesions that tend to burn and itch. While the real cause of psoriasis is not known, genetics are believed to play a major role in its development. According to the American Academy of Dermatology, psoriasis affects about 3% of the world’s population and 7.5 million people in the United States.

History and Former Operations

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

We were incorporated in Delaware on March 7, 2008 under the name Dynamic Applications Corp. We changed our name to OWC Pharmaceutical Research Corp. on December 9, 2014. We formed our wholly owned subsidiary One World Cannabis Ltd in Israel on July 6, 2014. Our principal executive offices are located at 2 Ben Gurion St. Ramat Gan, Israel 5257334 and our telephone number is 972 (0) 72-260-8004.

Recent Developments

On September 28, 2016, we entered into a loan agreement (the “Loan Agreement”) with Medmar LLC (“Medmar”), pursuant to which Medmar agreed to loan us a total of $300,000 (the “Loan”) on a non-interest bearing basis, with no conversion rights. The Loan is due in 36 months from September 22, 2016 (the “Effective Date”), and repayment would have been made only by a set off of royalties payable by Medmar to us as follows: (i) prior to the full repayment of the Loan, which we may prepay at any time, if and to the extent Medmar is required to pay any royalties to us under a License Agreement dated March 17, 2016, Medmar shall set off such royalties from the outstanding principal balance of the Loan; (ii) we shall not be required to pay the Loan other than through the set off from the royalties; and (iii) the Loan is a non-recourse loan, meaning that if and to the extent that the royalties are insufficient for any reason in order to fully repay the Loan, Medmar waived any right and/or claim to any deficiency.

In addition, the Loan Agreement also provided that: (i) subject to Medmar funding the entire Loan, Medmar shall receive the exclusive right to manufacture, produce, publicize, promote and market our Licensed Products (as defined in the above-referenced License Agreement) in any state in the U.S., subject to a new license agreement to be negotiated and signed between the parties with respect to each and every state; (ii) the rights to be granted to Medmar under (i) above shall expire within three (3) years subject to certain conditions and limitations; and (iii) the right of first refusal agreement between the parties that was executed on February 8, 2016 providing Medmar certain rights in connection with the commercialization of Licensed Products in the States of Hawaii and Pennsylvania be terminated.

On April 21, 2017, we provided written notice to Medmar regarding our determination to prepay the loan in the principal amount of $300,000. Pursuant to Sections 4 and 5.3 of the Loan Agreement and based upon the full repayment of the non-recourse, non-interest bearing and non-convertible loan, we have elected to exercise what we believes is our absolute right to terminate certain distribution rights granted to Medmar under the loan agreement.

On November 27, 2016, we entered into a license agreement (the “License Agreement”) with Emilia Cosmetics Ltd. (“Emilia”), a world-leading company in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease.

Prior to entering into the License Agreement, Emilia and the Company (the “Parties”) conducted a “Development and Evaluation Program” (as defined in the License Agreement) for the development of a specific product comprising Emilia’s formulation with certain medical cannabis extract provided by us for topical treatment of psoriasis.

Pursuant to the License Agreement, Emilia granted a limited license to us with respect to Emilia’s licensed intellectual property (the “Emilia Intellectual Property”) to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with our product and upon the successful achievement of the trial, Emilia will grant us an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia Intellectual Property (the “Emilia License”). In consideration for the Emilia License, from and after the first commercial sales of our product, we shall pay to Emilia a royalty at the rate of ten (10%) percent of net sales during a ten-year term beginning upon the first commercial sale. In the event the sale of the Licensed Product during the royalty term reaches the minimum sales targets mutually agreed by the Parties as set forth in the License Agreement, the royalty term will extend to an additional five (5) year term. The trial was completed in May 2016 and as a result we became the exclusive licensee of the Emilia Intellectual Property.

On December 29, 2016, we entered into a research agreement (the “Research Agreement”) with the Medical Research Infrastructure Development and Health Services Fund of the Chaim Sheba Medical Center, a non-profit organization incorporated under the laws of the State of Israel (the “Fund”).

Pursuant to the Research Agreement, the Fund shall perform a Phase I, placebo controlled, maximal dose study (the “Study”) to determine the safety, tolerability of topical cream containing Medical Grade Cannabis (“MGC” or the “Study Drug”) in healthy volunteers, employing the services of Dr. Aviv Barzilay, Director of the Department of Dermatology at Chaim Sheba Medical Center, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by us and governing the administration of the Study Drug.

We have undertaken to pay the Fund the amounts specified in the payment schedule set forth in the Research Agreement.

On February 1, 2017, following encouraging results that have been achieved at the mid-point of the psoriasis-related study conducted by us with an Israeli research institute, our Board of Directors and our management and scientific personnel have determined to extend the size and scope of the Study for the purpose of, among other things, checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/inhibition and several interleukins).

On March 20, 2017, we announced the promising preliminary results from the pre-clinical efficacy testing of our cannabinoid-based topical cream for treating psoriasis, reporting significant reduction of several inflammation markers specific to psoriasis. We anticipated that the topical cream will be market-ready during the second fiscal quarter of 2017 and, subject to regulatory approvals from applicable jurisdictions and the Study completion, the topical cream should be available for use by those who suffer from psoriasis in the near term. We expect to complete the Phase I study for our topical cream during the next three to six months and start looking for strategic partners in different countries.

On April 5, 2017, we announced that as a result of the promising preliminary results from the preclinical efficacy testing of its cannabinoid-based topical cream for treating psoriasis, reporting significant reduction of several inflammation markers specific to psoriasis, we have received expressions of scientific and medical interest, world-wide, for its cannabinoid-based topical cream for treating psoriasis. We have expanded the size and scope of our clinical studies and, as previously announced, anticipates that subject to pending regulatory approvals from applicable jurisdictions, the topical cream should be available for use by those who suffer from psoriasis in the near term.

On May 3, 2017, we published a press release titled “OWC Pharmaceutical Research Announces Update on Multiple Myeloma Study,” reporting our intention to continue our testing and study of our cannabinoid-based therapies on the treatment of multiple myeloma.

The next phase of the study, which is based upon the promising results of our earlier in-vitro studies of our unique formula of cannabinoid-based therapies targeting cells, is to investigate the doses and diverse delivery systems, to best determine the most effective dosages for the future planned study on human patients, pending receipt of regulatory approvals. We completed a preclinical study during the third fiscal quarter of 2017. The study was conducted under a service agreement with the Fund. We are currently negotiating a license and research agreement with the Fund for further studies. We are evaluating the preclinical results and expects to resume the study during third fiscal quarter of 2018, subject to sufficient capital funding.

Dr. Yehuda Baruch, our Chief Medical Officer and Director of Research and Regulatory Affairs, stated that this unique study, which we designed to pursue and secure orphan designation status from the United States Food and Drug Administration (the “FDA”), will hopefully open ways to improve the quality of life of multiple myeloma patients while at the same time potentially enhance response to various multiple myeloma treatment regimes.

On May 31, 2017, we announced that we signed an agreement with Mediq Innovation Partners (“Mediq”), a German-based company with extensive experiences, knowledge and a successful track record in enabling Israel-based companies to penetrate the European markets. We engaged Mediq to consult in marketing our products and conduct research in Germany. Mediq prepared a “road map” that will guide us in our penetration to the European Union market.

On June 26, 2017, we announced that we had filed a patent application with the United States Patent and Trademark Office (the “USPTO”) for our active cannabinoid-based topical cream. This new patent application follows the previously filed “provisional” patent application. The added protection that this patent application should provide that our intellectual property will enable us to accelerate our ongoing discussions and negotiations regarding scientific, medical and commercial collaboration, based upon the fact that our topical cream is ready for marketing and commercial exploitation. To date, we have not yet received a response to our patent application.

On August 1, 2017 we entered into a service agreement with PharmItBe Ltd (“PharmItBe”) for the development process of the second generation of our cannabis soluble tablet delivery system and preparing the tablet for clinical trials. The development cost amounted to approximately $100,000.

On November 8, 2017, we granted a Certificate of Patent, #2015101908 (the “Innovation Patent”) from the Commissioner of Patents, Commonwealth of Australia, for the our proprietary cream for the treatment of skin disorders. Pre-clinical results of our skin cream strongly indicate that it may lower various inflammatory markers by up to 70% and inhibit Keratocytes proliferation, a manifestation of various skin disorders, especially psoriasis. A human safety study for our cream is currently ongoing. We believe that the Innovation Patent granted in Australia, valid for a term of 8 years, should be followed by additional patent grants in other jurisdictions and should afford protection and competitive advantage to us, subsequent to efficacy trials to be performed in 2018, to manufacture, distribute and sell our Cannabis-Based Medical Products wherever there exists a lawful medical cannabis market.

On December 20, 2017, we announced that we received a new permit from the Israel Medical Cannabis Agency (“IMCA”) to proceed with the safety study of our cannabis soluble tablet delivery system. The study protocol has been submitted and approved by the Institutional Review Board (“IRB”) at Tel Aviv Sourasky Medical Center (“Sourasky”) and has been approved by them. We are now waiting for the approval by the central Israeli Review Board. The study is scheduled to start in the second fiscal quarter of 2018.

Our goal is to become a leader in the research and development of cannabis-based medical drugs and treatments. To achieve our goal, we plan to focus our activities on the following areas:

Our Research and Development Activities

Since 2014, our focus has been on researching and developing cannabis-based formulations for the treatment of multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia, as well as developing a cannabis soluble tablet delivery system. We believe a significant need remains for novel oral and safe drugs for patients who do not respond to existing therapies or for whom these therapies are unsuitable. Our research and development is focused primarily on exploring several formulations containing active compounds from the cannabis plant, including (but not limited to) the cannabinoids cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”), and identifying potential therapeutic applications of the synergistic effects of these active compounds. The synergistic contributions of our formulations have not yet been fully-researched and scientifically demonstrated and that is the purpose of the studies we have been conducting in collaboration with major Israeli health institutions as discussed more fully below.

We aim to standardize the formulations of our Cannabis-Based Medical Products across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC). Although there are existing reports and studies on CBD and THC, our formulations upon completion are expected to possibly contain several additional active compounds from the cannabis plant that have not been as well studied to date by others. Our formulations must be fully-researched and documented in order to verify their efficacy at treating indications, the appropriate dosage levels and the appropriate methods of administration. As we continue to experience promising results through research and development, we intend to produce pharmaceutical-grade cannabinoid-based products and treatments standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. During the years ended December 31, 2017 and 2016, we spent $441,203 and $141,858 on research and development, respectively.

We are continuing to conduct our research, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer, Dr. Oron Yacoby Zeevi, our newly-appointed Chief Science Officer, and Alon Sinai, our Chief Operating Officer, will monitor the studies. Our team of specialists also includes Dr. Miri Sani our regulatory adviser and Dr. Sharon Rozenblat, who is a Senior Science Advisor to the Scientific Advisory Board and Dr. Merav Leiba, also our Senior Science Advisor.

We acquire the cannabis needed for our research activities from G.K. Medical Cannabis Ltd, Canndoc Ltd or IMC Medical Cannabis Ltd, all government-licensed Israeli medical cannabis growers.

Research and Development

Our research and development continues to be focused primarily on exploring several formulations containing active compounds from the cannabis plant, including but not limited to the cannabinoids CBD and THC, and identifying potential therapeutic applications of the synergistic effects of these active compounds. The synergistic contributions of our formulations have not been scientifically researched and demonstrated in a preclinical model concerning our topical cream formulation. We aim to standardize the formulations across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC). In addition, we are developing unique delivery systems for our pharmaceutical grade products.

Although there are existing reports and studies on CBD and THC, our formulations will contain several other active compounds from the cannabis plant, that must be fully researched and documented in order to verify their effectiveness in specific indications, at what doses and which method of administration will be the most appropriate and effective.

We plan to produce pharmaceutical-grade cannabinoid-based products and treatments that will be standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. We plan to conduct our research, led by internationally renowned investigators, at the facilities of leading Israeli hospitals and scientific institutions. We will adhere to legislation, rules and guidelines regarding the investigations.

To date, we have signed three research collaboration and license agreements as well as service agreements with Sheba Academic Medical Center in Tel Hashomer, Israel (“Sheba”), with respect to two potential indications. Sheba is a university-affiliated hospital that serves as Israel’s national medical center and is one of the leading integrated medical centers in the Middle East. Within the framework of the abovementioned agreements with Sheba, as well as other potentially negotiated agreements, we intend to initiate two studies at the Sheba facilities to explore the effect of two formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma and psoriasis.

Pursuant to the Research Agreement, the Fund is performing the Study to determine the safety and tolerability of topical cream containing MGC in healthy volunteers. Dr. Aviv Barzilay is leading the Study. The Study, as defined in the Research Agreement is conducted in compliance with the following: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the IRB approval; (4) the ICH-GCP; (5) the IRB Declarations; (6) the Applicable Laws; and (7) written instructions and prescriptions issued by us and the governing the administration of the Study Drug.

On February 1, 2017, following the very encouraging results that we achieved at the mid-point of a psoriasis-related study conducted by us with an Israeli research institute, we are determined to extend the size and scope of the study for the purpose, among other parameters, of checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/ inhibition and several interleukins) which was conducted by such institute. Such trial results concluded that application of our unique active cannabinoid-based topical cream formulation, indicated up to 70% improvement in a variety of inflammation markers directly associated with Psoriasis and inhibition of proliferation.

The Study of our topical Psoriasis ointment is ongoing at the dermatologic department at Sheba’s hospital and should be completed during the second fiscal quarter of 2018.

To date, our intellectual property portfolio comprises nine patent families and includes 31 filings in selected domains at various stages from the Patent Cooperation Treaty (“PCT”) filings, National Phase filings and Continuations in Part (CIP). Two of the patent families are in the field of Multiple Myeloma and the other families are in the fields of pharmaceutical emulsions, fibromyalgia, migraine, sexual function and skin disorders. These filings encompass pharmaceutical compositions and devices in these fields.

The national phase is the second of the two main phases of the PCT procedure. It follows the international phase and consists in the processing of the international application before each office of or acting for a contracting state of the PCT that has been designated in the international application. Assuming the successful completion of the clinical trials, of which there can be no assurance, we believe that we will be able to retain the intellectual property rights and secure patent protection for our proprietary developments.

While we retain full ownership on our intellectual property rights that we conceived prior to the signing of the research collaboration and license agreements with Sheba Academic Medical Center, the psoriasis agreement with Sheba provide that all intellectual property that is conceived during the course of the research is to be jointly owned by Sheba and us.

Pursuant to a collaboration agreement, we were expected to pay Sheba $170,000 for conducting the multiple myeloma trial between the third fiscal quarter of 2015 and the second fiscal quarter of 2016. As of December 31, 2017, we have paid Sheba $65,669 as per Sheba’s payment requests. Pursuant to a collaboration agreement, we are obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the Study for the cream for treatment of psoriasis. As of December 31, 2017, we have paid Sheba $13,903 as per Sheba’s payment requests and in January 2018, we paid an additional sum of $29,163.

At present, we use our available working capital to fund these studies. However, we expect that we will need to raise additional funding prior to or when our clinical studies are commenced.

Research and Development Status

The following table summarizes the stages of development for each of our current Cannabis-Based Medical Products prospects:

Target Indication	Collaborator	Status
Multiple Myeloma	Sheba

1.     Entered into a research agreement for in vitro and in vivo studies.

2.     Completed initial in vitro studies.

3.     Drafted a clinical trial protocol synopsis to assist in preparing an application for orphan drug status designation.

4.     Expect to negotiate agreement and submit a clinical trial protocol to the IRB and receive its approval to commence a clinical study.

5.     Intend to commence a clinical study referred to in (4) above in the second half of 2018.

Psoriasis	Sheba	Entered into the Research Agreement. Received IRB approval for the Sheba Study. Phase I safety study has started
Psoriasis	Emilia

1.     Entered into a nonbinding Memorandum of Understanding for the development, manufacture and marketing of the Psoriasis Cream.

2.     Completed the development of the Psoriasis Cream in the first fiscal quarter of 2016.

3.     Entered into the License Agreement, Emilia granted a limited license to us with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with ours and the Emilia Product.

Fibromyalgia		1. Drafted a clinical trial protocol synopsis.
New delivery system – cannabis soluble tablet	G.C. Group Ltd.	1. Completed a proof of concept of a soluble tablet to test the fabric, durability, solidification and other features of the tablet.
	PharmItBe	2. Develop a second generation of our soluble tablet, preparing the tablet for clinical studies expected in the second fiscal quarter of 2018

Our Investigation on Multiple Myeloma

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

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities in Israel and elsewhere, such as an IRB committee), Israel Medical Cannabis Unit (the “IMCU”), or the FDA, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

●	lack of effectiveness of any formulation or delivery system during clinical trials;
●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;
●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
●	delays in obtaining regulatory authorization to commence a trial, including IRB approvals, licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;
●	unfavorable results from ongoing pre-clinical studies and clinical trials.
●	patients or investigators failing to comply with study protocols;
●	patients failing to return for post-treatment follow-up at the expected rate;
●	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
●	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or act in ways inconsistent with the established investigator agreement, clinical study protocol, good clinical practices, and other IRB requirements;
●	third-party entities do not perform data collection and analysis in a timely or accurate manner or at all;
●	regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Consulting Services

We believe that the complexity of the medical cannabis programs has created a demand for consulting and advisory services in different aspects of the medical cannabis industry. Our services are designed to help government officials, policy-makers and regulatory agencies develop and implement tailor-made comprehensive medical cannabis programs. In addition, we offer medical cannabis regulatory compliance services and patient-care consultancy services.

Our initial activities to secure consulting contracts will be in member states of the European Union and states of the United States that allow for public medical cannabis programs in compliance with applicable laws.

Our management has the expertise in designing training programs for physicians, caregivers, and researches that are essential to the establishment of a successful, patient-focused medical cannabis program. By working with policy-makers, government officials, public agencies, and privately-owned businesses, we believe we can also raise the public’s awareness of the benefits of cannabis-based treatments and products.

Market Opportunity

According to the American Academy of Dermatology, psoriasis affects about 3% of the world’s population and 7.5 million people in the United States. In addition, according to 2014 edition of the Marijuana Business Factbook, U.S. retail sales of medical cannabis are expected to rise significantly over the next five years from an estimated $2.2 billion in 2014 to $8.2 billion in 2018. We believe that cannabis-based formulations have the potential to effectively treat multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia.

Controlled substance legislation differs between countries (and jurisdictions within those countries) and legislation in certain countries may restrict or limit our ability to distribute or sell our products. We believe that the United States will represent a major market for our Cannabis-Based Medical Product prospects due, in large part, to state level legislation allowing comprehensive public medical cannabis programs. A total of 28 states, the District of Columbia and Guam now allow for comprehensive public medical cannabis programs. Recently approved efforts in 16 states allow use of “low THC, high CBD” products for medical reasons in limited situations.

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

Fibromyalgia is a chronic health problem that causes pain throughout the body and other symptoms such as fatigue and cognitive (memory or thought) problems. According to the National Fibromyalgia Association the disorder affects an estimated ten million people in the United States and an estimated 3 to 6% of the world population. There is no known cure and a variety of prescription medications are often used to reduce pain levels and improve sleep. On June 21, 2007, the FDA approved Lyrica (pregabalin) as the first drug to treat fibromyalgia. Cymbalta (duloxetine HCl) was approved in June 2008 and Savella (milnacipranHCl) was approved in January 2009, both of which are now generic formulations no longer under patent protection.

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

Our Medmar Agreements

On October 11, 2015, we entered into a memorandum of understanding with Medmar for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid us $100,000. On February 8, 2016, we entered into a right of first refusal agreement with Medmar II, an affiliate of Medmar, granting Medmar certain rights in connection with the commercialization of our Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50,000.

On March 17, 2016, we entered into a consulting and license agreement with Medmar pursuant to which we granted to Medmar an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the certain of our products (as defined in the license agreement) in the State of Maryland, against payment by Medmar to us of a royalty.

On September 28, 2016, we entered into a non-recourse loan agreement with Medmar pursuant to which Medmar agreed to loan us a total of $300,000 in installments of $50,000 each on a non-interest bearing basis with no conversion rights. The loan, which was made on a non-recourse basis, which permitted prepayment at any time, was due 36 months from the date of the loan and the obligation to repay shall be made only by the set-off of royalties payable by Medmar to us, if and only to the extent Medmar is required to pay any royalties to us under the March 17, 2016 license agreement referenced above. To the extent that the royalties payable to us under the license agreement shall be insufficient to repay the loan, for any reason whatsoever, Medmar agreed to waive any repayment rights and/or any claim for any such deficiency. $250,000 of the loan proceeds were funded before the year-ended December 31, 2016 and the last tranche of $50,000 was funded in February 2017 by Medmar.

On April 21, 2017, we provided written notice on Medmar of its determination to prepay the loan by Medmar in the principal amount of $300,000. Reference is made to our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2017 as well as to the Forms 8-K filed September 30, 2016 and to the loan agreement between us and Medmar, filed as Exhibit 10.9 to the September 30, 2016 Form 8-K. Pursuant to Sections 4 and 5.3 of the loan agreement and based upon the full repayment of the non-recourse, non-interest bearing and non-convertible loan, we exercised our absolute right to terminate distribution rights granted to Medmar under the loan agreement .

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

Our Strengths

Notwithstanding the fact that we have only commenced our cannabis-based medical research, we believe that we offer the following key characteristics in our approach to developing our Cannabis-Based Medical Product prospects:

●	Our leading medical professionals are recognized leaders in medical cannabis treatments
●	We received approval from the Israeli IRB for an in vitro clinical study for the treatment of multiple myeloma;
●	We have already filed 9 patent families and includes 31 filings in selected domains;
●	We have entered into three research and license agreements with Sheba to conduct research on two indicators;
●	Understanding governmental regulation is a prerequisite for success in our industry and our team has substantial knowledge and experience with respect to the rules of drug development and medical cannabis programs; and
●	Our scientific team has many years of experience in diverse but relevant disciplines, including medical research and regulatory affairs, as well as extensive cannabis-related issues experience.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary nature of our Cannabis-Based Medical Product prospects, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights, including our provisional patents described below. We have not acquired any intellectual property from Dr. Baruch or Mr. Sinai. Rather, they have brought to us their wealth of know-how in matters related to medical cannabis, based upon their many years of experience in the medical field as well as Dr. Baruch’s service leading the Medical Cannabis Unit of the Israeli Ministry of Health.

We plan to continue to seek patent protection in the United States and other countries for our proprietary technologies. To date, our intellectual property portfolio comprises 9 patent families and includes 31 filings in selected domains at various stages from PCT filings, National Phase filings and CIP. Two of the patent families are in the field of multiple myeloma and the other families are in the fields of pharmaceutical emulsions, fibromyalgia, migraine, sexual function and skin disorders. These filings encompass pharmaceutical compositions and devices in these fields.

We anticipate that we will file additional patent applications in conjunction with our research, testing, and development of our Cannabis-Based Medical Product prospects.

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

Employees

We presently have no full-time employees. Our Chief Executive Officer and Chief Operating Officer are employed under service agreements with us. Our officers and directors are expected to dedicate approximately 60% of their professional time to our business until such time that we receive regulatory approval of any Cannabis-Based Medical Product prospects. Our subsidiary currently have five employees and conduct our medical research through collaboration agreements with third parties.

Government Laws and Regulations Relating to the Cannabis Industry

Israel

To date, our research and development activities have been conducted in and limited to Israel. The cannabis-based products we are developing contain controlled substance (cannabis) as defined in the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the Ministry of Health, IMCA - Israel Medical Cannabis Ajency, on an ad-hoc basis. We obtained necessary IMCA licenses in order to carry out the research in collaboration with Sheba Academic Medical Center, G.C. Group, Emilia, Dead Sea Labs and the Technion Israel Institute of Technology (“Technion”). We are acquiring the cannabis needed for our research activities from G.K. Medical Cannabis, Canndoc or IMC, all government-licensed Israeli medical cannabis growers. Currently we have licenses in order to continue our activities in collaboration with Sheba Academic Medical Center, PharmItBe, Pharmaceed and the Technion. We have applied for additional license for a phase I study we are starting in the second fiscal quarter in Sourasky hospital for the safety of our cannabis soluble tablet delivery system.

Although we have been successful in obtaining a license to use cannabis for medical research, there can be no assurance that we will be able to continue to maintain this license in the future.

United States

In the event that we seek to conduct any product-related activities in the United States in the future, the research and development, manufacturing, distribution and sale of our product prospects will become subject to the United States’ Federal Controlled Substances Act of 1970 (the “CSA”) and regulations promulgated thereunder. Under the CSA, Cannabis sativa, or botanical marijuana, is a Schedule I controlled substance, meaning that it has no medical use and is subject to the highest level of Drug Enforcement Agency (DEA) restrictions and enforcement. However, the FDA has the authority to review drugs derived from botanical marijuana to determine whether they are safe and effective for a legitimate medical use. If the FDA approves a drug derived from a substance appearing on the controlled substance schedules, the FDA may provide scientific guidance as to the schedule on which the ultimate drug product should be placed. The CSA requires FDA to consider the following eight factors when making a scheduling recommendation (21 U.S.C. § 811(c)):

1.	Actual or relative potential for abuse
2.	Scientific evidence of pharmacological effect
3.	Current scientific knowledge regarding the substance
4.	History and current pattern of abuse
5.	Scope, duration, and significance of abuse
6.	Risk to public health
7.	Psychic or physiological dependence liability
8.	Immediate precursor of a substance already controlled

In general, FDA approval of a new drug application, or NDA, for a substance is considered adequate evidence of an “accepted medical use” under the CSA. However, United States case law dictates that substances without an FDA-approved new drug application, or NDA, must meet the following criteria to have a “currently accepted medical use” making such substances eligible for listing on Schedules II-V (57 Fed. Reg. 10,499, 10,504-06 (Mar. 26, 1992):

1.	The drug product’s chemistry is known and reproducible
2.	There are adequate studies demonstrating the drug’s safety
3.	There are adequate and well-controlled studies proving the drug’s efficacy
4.	The drug is accepted by qualified experts
5.	Relevant scientific evidence on the drug is widely available

The FDA has not approved marijuana for any medical indication and has not yet approved any drug product derived or isolated from botanical marijuana. However, the FDA has previously approved two drug products containing a chemically synthesized version of a substance present in the marijuana plant and one drug product containing a synthetic substance that is not found in the marijuana plant but that has chemical activity similar to compounds derived from marijuana.

If approved by the FDA, we anticipate that our products will be listed by the DEA as a Schedule II or III controlled substance. Consequently, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of our future products will very likely be subject to a significant degree of regulation by the DEA.

In addition to federal scheduling and control, individual states have enacted controlled substance laws and regulations. Although state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule certain products. In the case of marijuana, while United States federal law totally prohibits the use, distribution, growing, and possession of marijuana, individual states have enacted laws permitting the use and distribution of marijuana for medical purposes. To date, a total of 29 states, the District of Columbia, Guam, and Puerto Rico have laws allowing medical use of marijuana and 20 states, Guam, and Puerto Rico have enacted comprehensive public medical cannabis programs, meaning that they (1) provide protection from criminal penalties related to medical use of marijuana, (2) provide access to marijuana via home cultivation, dispensaries, or other system, (3) allow a variety of marijuana strains, and (4) permits smoking or vaporization of the marijuana plant or an extract therefrom. In addition, 17 states allow use of “low THC, high cannabidiol (CBD)” products for medical reasons in limited situations. Each state that has established a medical marijuana program (with the exception of California) has also enacted laws restricting participation to patients with specific medical conditions who have received an explicit recommendation or referral for treatment of the condition with medical marijuana from one or more physicians. Common restrictions include patients with cancer, glaucoma, HIV, AIDS, or any chronic disease causing cachexia, severe pain, severe nausea, seizures, or persistent muscle spasms (including treatment for such diseases which may cause any of these conditions). In addition, while state laws authorize qualified individuals to smoke or vaporize marijuana for medical purposes, it is not clear that other uses of marijuana or its extracts or derivatives (e.g., topical or edible) are permitted for medical use.

As of the date of this filing, we have provided consulting services to a medical marijuana program with locations in Hawaii and Pennsylvania. We do not grow or distribute cannabis. However, our providing of ancillary products and services to state-approved programs could be deemed to be aiding and abetting illegal activities, a violation of federal law. Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws.

Enforcement of United States Federal Laws

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of marijuana for medical purposes, from federal law that prohibits any such activities. As discussed above, the CSA makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, as of the date of this filing, 29 states, the District of Columbia, Guam, and Puerto Rico have legalized certain cannabis-related activity. However, with respect to our products, compliance with state laws provides little protection from prosecution under federal laws at the discretion of the various United States Attorney offices, which are part of the U.S. Department of Justice (DOJ).

From 2009 to 2014, the DOJ issued a series of official memoranda setting the agency’s enforcement policies relative to state programs legalizing medical use of marijuana. The most prominent of these documents was issued by Deputy Attorney General James Cole on August 29, 2013 (the Cole Memo), which reiterated DOJ’s authority to prosecute violations of federal laws relating to marijuana and outlined specific marijuana enforcement priorities, such as preventing distribution to minors and preventing revenues from marijuana sales from reaching criminal organizations. The Cole Memo also outlined a general policy that DOJ would defer on ordinary enforcement matters if a state had established regulatory and enforcement systems addressing potential risks and other law enforcement interests related to marijuana.

However, on January 4, 2018, the DOJ rescinded all marijuana enforcement memoranda issued by the agency between 2009 and 2014, including the Cole Memo. The January 4 memorandum states that the CSA prohibits cultivation, distribution, and possession of marijuana and that such activities can also lead to prosecution under the money laundering statutes (18 U.S.C. §§ 1956-57), the unlicensed money transmitter statute (18 U.S.C. § 1960), and the Bank Secrecy Act or BSA (31 U.S.C. § 5318). In addition, the memorandum directs all United States Attorneys to enforce federal law and to “weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community” (Office of the Attorney General, Memorandum for All United States Attorneys RE: Marijuana Enforcement (Jan. 4, 2018)).

The January 4 memorandum demonstrates that DOJ’s current enforcement policy puts all companies with operations relating to the cultivation, distribution, and sale of marijuana and products derived from marijuana at risk of prosecution, even if such companies comply with state laws allowing these activities. However, it is still unclear whether United States Attorneys will aggressively pursue companies operating in states that have legalized certain distribution and sale of marijuana, or how the DOJ’s policy will affect any drug derived from botanical marijuana that is approved by FDA.

FinCEN

Since the use of cannabis is illegal under federal law, we or our consulting clients may have difficulty acquiring or maintaining bank accounts in the United States. The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the BSA. In general, a financial institutions decision to open, close, or refuse any account or relationship should be based on multiple factors specific to that institution. These factors may include business objectives, an evaluation of the risks associated with offering particular products or services, and capacity to manage those risks effectively. The FinCEN guidance describes thorough due diligence as a critical aspect of this assessment for customers with marijuana-related business.

FinCEN advises financial institutions to conduct customer due diligence for cannabis-related businesses that includes: (1) verifying with the appropriate state authorities whether the business is duly licensed and registered; (2) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (3) requesting from state licensing and enforcement authorities available information about the business and related parties; (4) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (5) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (6) ongoing monitoring for suspicious activity, including for any of the red flags described in the FinCEN guidance; and (7) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained about such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

Europe

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961, amended 1972), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC - the principal psychoactive cannabinoid of cannabis - as schedule I psychotropic substance (Substances presenting a high risk of abuse, posing a particularly, serious threat to public health which are of very little or no therapeutic value).

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

Regulations Related to the Drug Regulatory Process

We operate in a highly controlled regulatory environment. Stringent regulations establish requirements relating to analytical, toxicological and clinical standards and protocols in respect of the testing of pharmaceuticals. Regulations also cover research, development, manufacturing and reporting procedures, both pre- and post-approval. Failure to comply with regulations can result in stringent sanctions, including product recalls, withdrawal of approvals, seizure of products and criminal prosecution. Further, many countries have stringent regulations relating to the possession and use of cannabis.

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

Israel’s Ministry of Health, which regulates medical testing, has adopted protocols that correspond, generally, to those of the FDA and the European Medicines Agency (the “EMA”), making it comparatively straightforward for studies conducted in Israel to satisfy FDA and the EMA requirements, thereby enabling medical technologies subjected to clinical trials in Israel to reach U.S. and EU commercial markets in an expedited fashion. Many members of Israel’s medical community have earned international prestige in their chosen fields of expertise and routinely collaborate, teach and lecture at leading medical centers throughout the world. Israel also has free trade agreements with the United States and the European Union.

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

Preclinical tests include in vitro and in vivo evaluation of the product candidate, its chemistry, formulation and stability, and animal studies to assess potential safety and efficacy. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. After laboratory analysis and preclinical testing, testing, a sponsor files an Investigational New Drug application, or IND, to begin human testing. Typically, a manufacturer conducts a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent. In Phase 1, small clinical trials are conducted to determine the safety and proper dose ranges of product candidates. In Phase 2, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of product candidates. In Phase 3, clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy. The time and expense that will be required for us to perform this clinical testing can vary and is substantial. We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing within any specific period, if at all. Furthermore, the FDA, the Institutional Review Board responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

If the clinical data from these clinical trials (Phases 1, 2 and 3) are deemed to support the safety and effectiveness of the candidate product for its intended use, then we may proceed to seek to file with the FDA, a New Drug Application, or NDA, seeking approval to market a new drug for one or more specified intended uses. We have not completed our clinical trials for any candidate product for any intended use and therefore, we cannot ascertain whether the clinical data will support and justify filing an NDA. Nevertheless, if and when we are able to ascertain that the clinical data supports and justifies filing an NDA, we intend to make such appropriate filings.

The purpose of the NDA is to provide the FDA with sufficient information so that it can assess whether it ought to approve the candidate product for marketing for specific intended uses. The fact that the FDA has designated a drug as an orphan drug for a particular intended use does not mean that the drug has been approved for marketing. Marketing and commercialization of a drug is permitted only after FDA approves an NDA for the drug. A request for orphan drug status must be filed before the NDA is filed. The orphan drug designation, though, provides certain benefits, including a seven-year period of market exclusivity subject to certain exceptions.

The NDA normally contains, among other things, sections describing the chemistry, manufacturing, and controls, non-clinical pharmacology and toxicology, human pharmacokinetics and bioavailability, microbiology, the results of the clinical trials, and the proposed labeling which contains, among other things, the intended uses of the candidate product.

We cannot take any action to market any new drug or biologic product in the United States until our marketing application has been approved by the FDA. The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted. The process may be significantly extended by requests for additional information or clarification regarding information already provided. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians. Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period and impose costly procedures on our activities. We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses and these limitations may adversely affect the commercial viability of the product. Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

Even after we obtain FDA approval, we may be required to conduct further clinical trials (i.e., Phase 4 trials) and provide additional data on safety and effectiveness. We are also required to gain separate approval for the use of an approved product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition—generally a disease or condition with a prevalence of fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product candidate, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product candidate with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Although we currently have no approvals to market our products from the FDA, if we obtain regulatory approval for any of our product prospects, we will be required to comply with post-approval regulatory requirements, including any post-approval requirements that the FDA may have imposed as a condition of approval. We will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. We, as well as certain of our partners or subcontractors, will be required to register our facilities with the FDA and certain state agencies, and will be subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including current good manufacturing, or cGMP, regulations, which impose certain procedural and documentation requirements upon drug manufacturers. Accordingly, we must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

Our products may also be subject to official lot release, meaning that we will be required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, we must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if we do not maintain compliance with regulatory requirements and standards or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license
●	approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

A medicinal product may only be placed on the market in the European Economic Area (the “EEA”), composed of the 27 EU member states, plus Norway, Iceland and Lichtenstein, when a marketing authorization has been issued by the competent authority of a member state pursuant to Directive 2001/83/EC (as recently amended by Directive 2004/27/EC), or an authorization has been granted under the centralized procedure in accordance with Regulation (EC) No. 726/2004 or its predecessor, Regulation 2309/93. There are essentially three community procedures created under prevailing European pharmaceutical legislation that, if successfully completed, allow an applicant to place a medicinal product on the market in the EEA.

Centralized Procedure

Regulation 726/2004/EC now governs the centralized procedure when a marketing authorization is granted by the European Commission, acting in its capacity as the European Licensing Authority on the advice of the EMA. That authorization is valid throughout the entire community and directly or (as to Norway, Iceland and Liechtenstein) indirectly allows the applicant to place the product on the market in all member states of the EEA. The EMA is the administrative body responsible for coordinating the existing scientific resources available in the member states for evaluation, supervision and pharmacovigilance of medicinal products. Certain medicinal products, as described in the Annex to Regulation 726/2004, must be authorized centrally. These are products that are developed by means of a biotechnological process in accordance with Paragraph 1 to the Annex to the Regulation. Medicinal products for human use containing a new active substance for which the therapeutic indication is the treatment of acquired immune deficiency syndrome, or AIDS, cancer, neurodegenerative disorder or diabetes must also be authorized centrally. Starting on May 20, 2008, the mandatory centralized procedure was extended to autoimmune diseases and other immune dysfunctions and viral diseases. Finally, all medicinal products that are designated as orphan medicinal products pursuant to Regulation 141/2000 must be authorized under the centralized procedure. An applicant may also opt for assessment through the centralized procedure if it can show that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization centrally is in the interests of patients at the community level. For each application submitted to the EMA for scientific assessment, the EMA is required to ensure that the opinion of the Committee for Medicinal Products for Human Use (the “CHMP”), is given within 210 days after receipt of a valid application. This 210 days period does not include the time that the applicant to answer any questions raised during the application procedure, the so-called ‘clock stop’ period. If the opinion is positive, the EMA is required to send the opinion to the European Commission, which is responsible for preparing the draft decision granting a marketing authorization. This draft decision may differ from the CHMP opinion, stating reasons for diverging for the CHMP opinion. The draft decision is sent to the applicant and the member states, after which the European Commission takes a final decision. If the initial opinion of the CHMP is negative, the applicant is afforded an opportunity to seek a re-examination of the opinion. The CHMP is required to re-examine its opinion within 60 days following receipt of the request by the applicant. All CHMP refusals and the reasons for refusal are made public on the EMA website. Without a centralized marketing authorization it is prohibited to place a medicinal product that must be authorized centrally on the market in the EU.

Mutual Recognition and Decentralized Procedures

With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for medicinal products placed on their national markets. If the applicant for a marketing authorization intends to market the same medicinal product in more than one member state, the applicant may seek an authorization progressively in the community under the mutual recognition or decentralized procedure. Mutual recognition is used if the medicinal product has already been authorized in a member state. In this case, the holder of this marketing authorization requests the member state where the authorization has been granted to act as reference member state by preparing an updated assessment report that is then used to facilitate mutual recognition of the existing authorization in the other member states in which approval is sought (the so-called concerned member state(s)). The reference member state must prepare an updated assessment report within 90 days of receipt of a valid application. This report together with the approved Summary of Product Characteristics (“SmPC”) (which sets out the conditions of use of the product), and a labeling and package leaflet are sent to the concerned member states for their consideration. The concerned member states are required to approve the assessment report, the SmPC and the labeling and package leaflet within 90 days of receipt of these documents. The total procedural time is 180 days.

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

For both mutual recognition and decentralized procedures, if a concerned member state objects to the grant of a marketing authorization on the grounds of a potential serious risk to public health, it may raise a reasoned objection with the reference member state. The points of disagreement are in the first instance referred to the Co-ordination Group on Mutual Recognition and Decentralized Procedures, to reach an agreement within 60 days of the communication of the points of disagreement. If member states fail to reach an agreement, then the matter is referred to the EMA and CHMP for arbitration. The CHMP is required to deliver a reasoned opinion within 60 days of the date on which the matter is referred. The scientific opinion adopted by the CHMP forms the basis for a binding European Commission decision.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business, Financial Position and Capital Requirements

We are an early-stage biopharmaceutical medical cannabis research and development company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are an early-stage biopharmaceutical medical cannabis research and development company focused on the research and development of medical cannabis therapies, products and delivery technologies and we have incurred significant operating losses since we commenced our present operations in July 2014. Our net loss was approximately $4.5 million and $2.4 million for the fiscal years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $14.5 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

We have not generated, and may not generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials, the regulatory review process for product prospects, and the development of manufacturing and marketing capabilities for any product prospects approved for commercial sale. The amount of our potential future losses is uncertain. To achieve profitability, we must successfully develop product prospects, obtain regulatory approvals to market and commercialize product prospects, manufacture any approved product prospects on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product prospects and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value could also cause our stockholders to lose all or part of their investment.

Since we have a limited operating history in our business, it is difficult for potential investors to evaluate our business.

Our business involves two distinct operations: (i) conducting scientific research and development in collaboration with leading universities and institutions in Israel on the use of cannabis for medical treatment and (ii) providing consulting services to assist clients with establishing their own medical cannabis treatment programs. We commenced operations as a medical cannabis research and development company in July 2014, and therefore have a relatively short operating history upon which an evaluation of our future success or failure can objectively be made. Our business is a highly speculative undertaking and involves a substantial degree of risk. We have not demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by early-stage companies in new and rapidly evolving competitive fields, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenue. The likelihood of our success must be considered in light of the early stage of our operations. There is no assurance that our business will ever be successful or that we will be able to attain profitability. Any failure by us to report profits may adversely affect the price of our Common Stock.

We will need to raise additional capital to meet our business requirements in the future, which may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

We have not yet generated significant revenue and will require additional capital to continue our research and development activities, conduct clinical trials, commercialize our products and otherwise fund our operations. Our ability to secure required financing will depend in part upon investor perception of our ability to create a successful business. Capital market conditions and other factors beyond our control may also play important roles in our ability to raise capital. There can be no assurance that debt or equity financing will be available or sufficient for our requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations and prospects. If we are unable to obtain additional funding as needed, we may be required to reduce the scope of our research and development activities, which could harm our business plan, financial condition and operating results, or we may be required to cease our operations entirely, in which case, our investors will lose all of their investment.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of our securities then outstanding. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may have an adverse impact on our financial condition.

Our involvement in the cannabis industry may make it difficult to obtain insurance coverage.

In the event that we decide to commence business operations in the U.S., of which there can be no assurance, obtaining and maintaining necessary insurance coverage, for such things as workers compensation, general liability, product liability and directors and officers insurance, may be more difficult and/or expensive for us to find because we are involved in the cannabis industry. There can be no assurance that we will be able to find such insurance in the near future, if needed, or that the cost of coverage will be affordable or cost-effective. If, either because of unavailability or cost prohibitive reasons, we are compelled to operate without insurance coverage, we may be prevented from entering certain business sectors, experience inhibited growth potential and/or be exposed to additional risks and financial liabilities.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements included in this annual report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $260,000 per year simply to cover our administrative, legal and accounting fees. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock, grant of restricted shares for services and the issuance of convertible notes, which have subsequently been converted into restricted shares of Common Stock.

Based on our financial history and other factors described in the audited financial statements as of and for the year ended December 31, 2017, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report on the financial statements and elsewhere in the financial statements. To date, we have not generated significant revenues and we do not anticipate generating any significant revenues in 2018.

Notwithstanding our success in raising $1.9 million from the sale of our securities in 2017, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to us, or otherwise, and/or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to continue as a going concern.

Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, our proprietary business information and that of our suppliers and business partners, and personally identifiable information of our employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although to our knowledge we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for our Cannabis-Based Medical Product prospects. Although we maintain business interruption insurance coverage, our insurance might not cover all losses from any future breaches of our systems.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. For example, our estimates as they relate to anticipated timelines and milestones for our clinical trials or preclinical development or other financial measurements may prove to be inaccurate. If this is the case, we may be required to re-estimate our plans or restate our consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

Risks Related to Our Product Development, Our Services and the Medical Cannabis Industry

We are highly dependent on the success of cannabinoid technology, and we may not be able to develop the technology, successfully obtain regulatory or marketing approval for, or successfully commercialize, our products or product candidates.

Our business is focused upon the research and development of medical cannabis therapies, products and delivery technologies. Our success is dependent upon the viability of the development of medical cannabis therapies, products and delivery technologies.

Neither we nor any other company has received regulatory approval from the FDA to market any therapeutics, products or delivery technologies based on botanical cannabinoids, though the FDA has approved two drugs that contain a synthetic substance that acts similarly to cannabis compounds but is not present in the cannabis plant. Further, the scientific evidence underlying the feasibility of developing medical cannabis therapies, products and delivery technologies is both preliminary and limited.

If our Cannabis-Based Medical product prospects are found to be ineffective or unsafe in humans, or if the never receive regulatory approval for commercialization, we may never be able bring our Cannabis-Based Medical Products prospects to market and may never become profitable. Further, our current business strategy, including all of our research and development, is primarily focused on utilizing cannabinoid technology to develop medical cannabis therapies, products and delivery technologies. This lack of diversification increases the risk associated with the ownership of our Common Stock. If we are unsuccessful in developing and commercializing our Cannabis-Based Medical product prospects, we may be required to alter our scope and direction and steer away from the intellectual property we have developed as well as the core capabilities of our management team and advisory board. Without successful commercialization of our Cannabis-Based Medical product prospects, we may never become profitable, which would have a material adverse effect on our business, results of operations and financial condition.

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

Although the FDA has not approved any drug product containing or derived from botanical cannabis, the FDA is aware that there is considerable interest in its use to attempt to treat a number of medical conditions. Before conducting testing in humans of a drug that has not been approved by the FDA, we will need to submit an investigational new drug (IND) application, which is reviewed by the FDA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. We cannot predict how FDA would regulate any drug based on or derived from botanical cannabis or what restrictions would apply once approved.

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

Clinical trials are expensive, time consuming and difficult to design and implement. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for drugs proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase I, Phase II, Phase III or other clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates. We, as well as the regulatory authorities in Israel and elsewhere, such as an IRB (Helsinki committee), IMCU - Israel Medical Cannabis Unit, or the FDA, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

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

We may find it difficult to enroll patients in our clinical studies. Difficulty in enrolling patients could delay or prevent clinical studies of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product prospects is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product prospects, and we may experience delays in our clinical studies if we encounter difficulties in enrollment.

Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product prospects under study, the availability and efficacy of competing therapies and clinical studies, the proximity and availability of clinical study sites for prospective patients and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential product prospects will be delayed.

If we experience delays in the completion or termination of any clinical study of our product prospects, the commercial prospects of our product prospects will be harmed, and our ability to generate revenue from any of these product prospects could be delayed or prevented. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product prospects.

In respect of our product candidates targeting rare indications, orphan drug exclusivity may afford limited protection, and if another party obtains orphan drug exclusivity for the drugs and indications we are targeting, we may be precluded from commercializing our product candidates in those indications during that period of exclusivity.

We are seeking to obtain an orphan designation for some of our product candidates in the United States and in Europe. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products (COMP), grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

In the United States, the first NDA applicant with an orphan drug designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is entitled to a seven-year exclusive marketing period in the United States for that product candidate, for that indication. In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

There is no assurance that we will successfully obtain orphan drug designation for any rare disease or condition indications or that we will receive the full benefit of orphan exclusivity upon approval of any of our product prospects for which we obtain orphan drug designation.

Failure to secure the necessary Israeli licenses to use cannabis for medical research could limit our ability to execute our research and development activities, delay the launch of our products and adversely affect the results of our business operations.

To date, we are only conducting our research in Israel and, in fact, have limited our activities to Israel. The medical products we are developing contain cannabis, a “controlled substance” as defined in the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the IMCA, on an ad-hoc basis. We acquire the cannabis needed for our research activities from G.K. Medical Cannabis Ltd, Canndoc Ltd or IMC Medical Cannabis Ltd, all government-licensed Israeli medical cannabis growers. We obtained necessary IMCA licenses in order to carry out the research in collaboration with Sheba, G.C. Group, Emilia, Dead Sea Labs and the Technion. Currently we have licenses in order to continue our activities in collaboration with Sheba Academic Medical Center, PharmItBe, Pharmaceed Ltd and the Technion R&D Foundation Ltd. We have applied for additional license for a phase I study we are starting in the second fiscal quarter of 2018 in Sourasky hospital for the safety of our cannabis soluble tablet delivery system.

Although we have an established track record of successfully obtaining the requisite licenses as required, there can be no assurance that we will continue to be able to secure licenses in the future. If we fail to comply with Israeli rules and regulations related to the licensing of cannabis, we may not be able to research and develop our product prospects as we intend or at all. If we are unsuccessful in obtaining the requisite licenses, we may never become profitable, which would have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with controlled substance legislation could restrict or harm our ability to develop and commercialize our products.

Our business is, and will be, subject to wide-ranging laws and regulations of Israel, the United States (federal and state), the European Community and other governments in each of the countries where we may develop and market our products. We must comply with all regulatory requirements if we expect to be successful.

Most countries are parties to the Single Convention on Narcotic Drugs of 1961 as amended by the 1972 Protocol, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval in those countries for any cannabinoid-based products we develop. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product prospects in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Any cannabinoid-based product prospect that we may develop for use in the United States, will be subject to U.S. controlled substance laws and regulations that will require us, along with our collaborators and licensees, to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and clinical trials. Any failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could adversely affect the results of our business operations and our financial condition.

The constant evolution of laws and regulations affecting the research and development of medical cannabis therapies, products and delivery technologies could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabis are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations, including our ability to conduct clinical trials that are prerequisite to our ability to commercialize our Cannabis-Based Medical Products. We cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

Cannabis remains illegal under U.S. federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We are a biotechnology company focused on the research and development of medical cannabis therapies, products and delivery technologies. The commercial viability of our medical cannabis therapies, products and delivery technologies in the United States depends, in part, on state laws and regulations; however, Cannabis remains illegal under federal law.

The United States federal government regulates drugs through the Controlled Substances Act, which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration. Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, twenty-eight U.S. states and the District of Columbia allow the use of medical cannabis. Eight states and the District of Columbia also allow its recreational use. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis pre-empts state laws that legalize its use.

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses.

Although these developments have been met with a certain amount of optimism in the scientific community, the CARERS Act has not yet been adopted, and the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill, must be renewed annually. On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 into law, which included the Rohrabacher-Blumenthal Amendment, an extension of the Rohrabacher-Farr Amendment, and will be in effect through September 30, 2018. The federal government could at any time change its enforcement priorities against the cannabis industry. We do not grow or distribute cannabis, but our current and planned business operations involve licensing cannabinoid-based products and technology. Any change in enforcement priorities could render such operations unprofitable or even prohibit such operations.

If we choose to distribute our future products in the United States, we will be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our products and failure to comply with these laws and regulations may adversely affect the results of our business operations.

Our future products will contain controlled substances as defined in the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While Cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain Cannabis or Cannabis extracts would likely be placed in Schedules II - V, depending on FDA’s scheduling recommendation. If and when our product prospects receive FDA approval, the DEA will make a scheduling determination based on FDA’s scientific guidance and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of our product prospects to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of our product prospects. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that product prospects may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our product prospects.

We expect that our product prospects will be scheduled as Schedule II or III, as a result of which we will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution licenses. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If a product prospect is a Schedule II drug, pharmacies would be required to, among other things, maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

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

Individual states have also established controlled substance laws and regulations. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We, our potential future partners, and future distributors would also need to obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Our ability to provide consulting services in the United States is dependent on additional states legalizing medical marijuana.

While continuing with scientific investigations into medical effects and benefits of cannabis, we anticipate that it will begin generating revenue through providing consulting services related to medical marijuana programs. As of the date of this filing, we have provided consulting services to a medical marijuana program with locations in Hawaii and Pennsylvania, but has no other agreements, arrangements, or understandings, either written or oral, to provide consulting services related to public or private medical marijuana programs. We have little information on the potential market for or commercial viability of such consulting services or the entities that would compete with us for provision of such services.

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

If we choose to engage in research and development in the United States, controlled substance legislation may restrict or limit our ability to research, manufacture and develop a commercial market for our products.

Clinical research with cannabis involving human subjects is heavily regulated in the US and involves coordination with multiple federal agencies, including the FDA, the DEA, and the National Institute on Drug Abuse (NIDA). All cannabis supplies for clinical research must be obtained through the NIDA, which limits the amounts and strains of cannabis available for research. Although the DEA published a notice in August 2016 that it would consider applications from independent cannabis growers to supply cannabis for clinical research, the DEA has not yet approved any additional suppliers.

As of the date of this filing, we do not have any ongoing research studies involving cannabis or any of the product prospects in the US.

If we choose to engage in research and development or consulting activities in Europe, controlled substance legislation may restrict or limit our ability to provide consulting services or to research, manufacture and develop a commercial market for our products.

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961, amended 1972), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC - the principal psychoactive cannabinoid of cannabis - as schedule I psychotropic substance (Substances presenting a high risk of abuse, posing a particularly, serious threat to public health which are of very little or no therapeutic value). Most countries in Europe are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.

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

In the US to date, the FDA has not approved a drug product based on botanical marijuana or a derivative or extract from botanical marijuana. In addition, the US federal government has maintained strict prohibitions on the use, cultivation, distribution, sale, and possession of marijuana and products derived from marijuana. While 29 states have enacted laws permitting medical use of marijuana for qualified patients, states laws do not necessarily allow use of medical products derived from marijuana unless otherwise approved by FDA for specific medical indications. If the laws, regulations, and enforcement policies at the federal and state level do not change, we may not be able to market our products in the US without significant risk of enforcement action.

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

The emerging markets for cannabis-related medical research and development is and will likely remain both competitive and evolve into becoming even more so. In particular, we face strong competition from larger and better funded companies that may be in the process of offering similar products and treatments that we intend to offer. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we may be expected to have for the foreseeable future.

These competitors may be able to react to market changes quicker, respond more rapidly to new regulations and/or allocate greater resources to the development and promotion of their products than we can. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share.

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

Our business is, and will be, subject to wide-ranging, existing laws and regulations of the State of Israel, the U.S. (federal and states), and other governments in each of the countries we may develop and market our product prospects. We must comply with as many regulatory requirements as possible if we expect to be successful.

If any of our cannabis-based product prospects and treatments is approved in the United States, it will be subject to ongoing regulatory requirements including federal and state requirements. As a result, we and our collaborators and/or joint venture partners must continue to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and, of upmost importance, clinical trials. To date, the FDA has not approved cannabis as a safe and effective drug for any indication and has not approved a drug based on botanical cannabis or a derivative or extract from botanical cannabis. We cannot predict how FDA would regulate such a drug or what restrictions would apply once approved. It is very likely that the DEA would add any such drug product to a controlled substance schedule which carries significant restrictions. We will also be required to report certain adverse reactions and production problems, if any and applicable, to the FDA, and to comply with advertising and promotion requirements for our cannabis-based product prospects and treatments.

Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to conduct clinical trials, which are prerequisite to our ability to commercialize our cannabis-based medical products and related treatments. If regulatory sanctions are applied or if regulatory approval, once obtained, is for any reason withdrawn, the value of our business and our operating results could be materially adversely affected.

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

Also, given the complexity and rapid change of the federal, state and local laws pertaining to marijuana, we may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by our business endeavors. For example, some states permit entities to enter into joint venture relationships with individual license holders that provide for revenue sharing arrangements. In other states, revenue sharing is not permitted, and we will accept fee-for-service arrangement on a cost-plus basis for our services. State and municipal governments may also limit the number of specialized licenses available or apply stringent compliance requirements necessary to maintain the license. These developments may limit our ability to expand our negatively affect our business model.

The businesses for which we plan to provide consulting services may have difficulty accessing the services of banks in the United States, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a strong argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that operate medical marijuana programs. On February 14, 2014, the U.S. Department of the Treasury, FinCEN released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana treatment programs. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with medical marijuana retailers, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to purchase our products and services and could materially harm our business.

Risks Related to Our Dependence on Third Parties

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

Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer and our Director of Research and Regulatory Affairs, who is highly qualified by both training and experience, is monitoring the progress of the investigation and research of our medical cannabis development. We are also dependent upon Dr. Oron Yacoby Zeevi, our newly-appointed Chief Scientific Officer, who has more than 20 years of extensive scientific experience with both private and publicly listed companies in the biopharmaceutical industry. In addition, Alon Sinai, our Chief Operating Officer, serves as our key liaison with our collaboration partners at the major Israeli hospitals and medical centers.

To date, we have signed three research collaboration and license agreements with Sheba. Sheba is a university-affiliated hospital that serves as one of Israel’s national medical centers and is one of the leading integrated medical centers in the Middle East. Within the framework of the agreements with Sheba, we will initiate two studies at the Sheba facilities to explore the effect of three formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma and psoriasis.

On April 5, 2017, we announced that as a result of the promising preliminary results from the preclinical efficacy testing of its cannabinoid-based topical cream for treating psoriasis, reporting significant reduction of several inflammation markers specific to psoriasis, we have received expressions of scientific and medical interest, world-wide, for its cannabinoid-based topical cream for treating psoriasis. We have expanded the size and scope of its clinical studies and, as previously announced, anticipates that subject to pending regulatory approvals from applicable jurisdictions, the topical cream should be available for use by those who suffer from psoriasis in the near term. The study had been done by the Dead Sea Labs.

In August 6, 2015, we signed a nonbinding Memorandum of Understanding with Emilia, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis. We entered into a binding agreement with Emilia Cosmetics, which set forth all terms, in the fourth fiscal quarter of 2016. We completed the development process in the fourth fiscal quarter of 2016 and then initiated a phase I Study at the Sheba facilities to explore the efficacy of the topical cream on psoriasis. However, we do not know if our expectations with respect to the development process will be fulfilled in a timely manner, if at all, or if the costs of development will exceed our anticipation.

While we retain full ownership of our intellectual property, or other proprietary rights and trade secrets that were conceived prior to entry into the agreements with Sheba, our psoriasis- and fibromyalgia-related research agreements with Sheba provide that all intellectual property and other rights that are conceived during the collaboration will be jointly owned by Sheba and us.

Collaboration agreements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize cannabis-based medical products.

We may also enter into collaboration agreements with pharmaceutical companies and/or biotechnology institutions for the development or commercialization of our cannabis-based medical product prospects and treatments, which agreements may contain provisions based upon, among other things, the merits of retaining certain rights. We will face significant competition in seeking appropriate collaborators and in negotiating agreements at acceptable terms, if at all. We may not be successful in our efforts to enter, implement and maintain collaboration agreements. Disagreements stemming from collaboration agreements concerning development, intellectual property, regulatory or commercialization matters can lead to delays and, in some cases, termination of our collaboration agreements or otherwise result in the potentially significant costs and fees in seeking to enforce or protect our rights, if any. Any such disagreements can be difficult if, in fact, neither of the parties has final decision making authority. The resulting outcome of any disputes and/or disagreements would in all likelihood adversely affect our business.

Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

We rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and our business. If such third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.

We depend on a limited number of suppliers for materials and components required to manufacture our product prospects. The loss of these suppliers, or their failure to supply us on a timely basis, could cause delays in our current and future capacity and adversely affect our business.

We depend on a limited number of suppliers for the materials and components required to manufacture our product prospects. As a result, we may not be able to obtain sufficient quantities of critical materials and components in the future. A delay or interruption by our suppliers may also harm our business, results of operations and financial condition.

In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify for and, in some cases, obtain regulatory approval for a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our dependence on single-source suppliers exposes us to numerous risks, including the following: our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms; our suppliers may become insolvent or cease trading; we may be unable to locate a suitable replacement supplier on acceptable terms or on a timely basis, or at all; and delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future needs.

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor our preclinical studies and clinical trials. We and our CROs are required to comply with various regulations, including Good Clinical Practice (“GCP”) requirements, which are enforced by regulatory agencies, including the FDA, and guidelines of the Competent Authorities of Member States of the EEA and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Commission or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices (“cGMP”) requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed or reduced. In addition, operations of our CROs could be affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, terror attacks and other natural or man-made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed and our operations and financial condition could suffer.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third-party manufacturers to produce preclinical and clinical supplies, and intend to rely on third-party manufacturers for commercial supplies, of our approved product prospects, if approved.

We rely on third parties to manufacture our product prospects. We do not own manufacturing facilities. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified manufacturers.

The manufacturing process for our product prospects is subject to review by the FDA, EMA, DEA and other foreign regulatory authorities. Manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards such as cGMP. In addition, our manufacturers must ensure consistency among batches, including preclinical, clinical and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. Our manufacturers must also ensure that our batches conform to complex release specifications. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if their operations become limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product prospects may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product prospects in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product prospect. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product prospects, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product prospects successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue preclinical studies or clinical trials of product prospects under development;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for product prospects;
●	loss of the cooperation of a collaborator;
●	subjecting our product prospects to additional inspections by regulatory authorities; and
●	in the event of approval to market and commercialize a product prospect, the withdrawal of such approval and/or an inability to meet commercial demands for our products.

In addition, our ability to obtain materials from these manufacturers could be disrupted if the operations of these manufacturers are affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, terror attacks and other natural or man-made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed and our operations and financial condition could suffer. Our third-party manufacturers also may use hazardous materials, including chemicals and compounds that could be dangerous to human health and safety or the environment, and their operations may also produce hazardous waste products. In the event of contamination or injury, our third-party manufacturers could be held liable for damages or be penalized with fines in an amount exceeding their resources, which could result in our clinical trials or regulatory approvals being delayed or suspended.

If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions on acceptable terms, we may be unable to generate revenue.

We do not currently have any sales, marketing or distribution capabilities. If any of our Cannabis-Based Medical Products prospects are approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Intellectual Property

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to protect our intellectual property. This is done, in part, by obtaining patents and trademarks and then maintaining adequate protection of our technologies, tradenames and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market products in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

We are currently seeking patent protection for several processes and products prospects. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our product prospects by obtaining and defending patents. These risks and uncertainties include the following:

●	patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage;
●	our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our products and product candidates either in the United States or in international markets;
●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns;
●	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Any patents issued to us may not provide us with meaningful protection, and third parties may challenge, circumvent or narrow them. Third parties may also independently develop products similar to our products or product candidates, duplicate our unpatented product or product candidates, and design around any patents on product candidates we may develop.

Additionally, extensive time is required for development, testing and regulatory review of product candidates. While extension of a patent term due to regulatory delays may be available, it is possible that before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

In addition, the USPTO, and patent offices in other jurisdictions have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

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

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property, trade secrets and/or proprietary information to compete against us.

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

We also rely on trade secrets to protect our proprietary know-how and technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our current and former employees, consultants, outside scientific collaborators, sponsored researchers, contract manufacturers, vendors and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets. Any party with whom we or they have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets or proprietary information were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may desire to, or be forced to, seek additional licenses to use intellectual property owned by third parties, and such licenses may not be available on commercially reasonable terms or at all.

Third parties may also hold intellectual property, including patent rights that are important or necessary to the development of our drug candidates, in which case we would need to obtain a license from that third party or develop a different formulation of the product that does not infringe upon the applicable intellectual property, which may not be possible. Additionally, we may identify drug candidates that we believe are promising and whose development and other intellectual property rights are held by third parties. In such a case, we may desire to seek a license to pursue the development of those drug candidates. Any license that we may desire to obtain or that we may be forced to pursue may not be available when needed on commercially reasonable terms or at all. Any inability to secure a license that we need or desire could have a material adverse effect on our business, financial condition and prospects.

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

At present, we believe to have the necessary key personal to carry out our business plans but there can be no assurance that our beliefs prove unfounded. If we are unable to hire and retain key personnel, our business will be materially adversely affected.

Our future success is dependent, in part, on the performance and continued service of Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer and Alon Sinai, our Chief Operating Officer.

We are dependent to a great deal on Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer, to conduct and oversee our clinical studies. Dr. Baruch is expected to handle all aspects of our medical and research related to developing our product prospects and regulatory affairs. We are also dependent on the services of Alon Sinai, our Chief Operating Officer, in negotiating and serving as our liaison with our collaboration partners at major Israeli medical centers. The loss of Dr. Baruch’s services and those of Mr. Sinai could have a material adverse effect on our operations and prospects. At this time, we do not currently have “key man” life insurance for Dr. Baruch, Dr. Yacobi-Zeevi or Mr. Sinai.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could subject us to significant liability and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with applicable manufacturing standards, comply with other federal and state laws and regulations, report information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information, including information obtained in the course of clinical trials, or illegal appropriation of drug product, which could result in government investigations and serious harm to our reputation. We have not yet adopted a code of business conduct and ethics and it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent these prohibited activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Risks Related to Operating in Israel

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our Israeli employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Israeli Patent Law”), inventions conceived of by an employee during the term and as part of the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Israeli Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “C&R Committee”), a body constituted under the Israeli Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. The C&R Committee (decisions of which have been upheld by the Israeli Supreme Court) has held that employees may be entitled to remuneration for their service inventions despite having specifically waived any such rights. Further, the C&R Committee has not yet set specific guidelines regarding the method for calculating this remuneration or the criteria or circumstances under which an employee’s waiver of his or her right to remuneration will be disregarded. We generally enter into intellectual property assignment agreements with our employees pursuant to which such employees assign to us all rights to any inventions created in the scope of their employment or engagement with us. Although our employees have agreed to assign to us service invention rights and have specifically waived their right to receive any special remuneration for such assignment beyond their regular salary and benefits, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former employees, or be forced to litigate such claims, which could negatively affect our business.

It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.

The majority of our assets are located outside the United States. In addition, certain of our officers are nationals or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our non-U.S. officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. It may also be difficult to assert claims under United States securities law in actions originally instituted outside of the United States. Moreover, Israeli courts may refuse to hear a United States securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by Israeli law. Consequently, our investors may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability.

All of our research facilities and certain of our key personnel are located in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009 and again in November and December 2012, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In July 2014, Israel launched an additional operation against Hamas operatives in the Gaza strip in response to Palestinian groups launching rockets at Israel. Recent political uprisings and social unrest in Syria are affecting its political stability, which has led to the deterioration of the political relationship between Syria and Israel and have raised new concerns regarding security in the region and the potential for armed conflict. Similar civil unrest and political turbulence is currently ongoing in many countries in the region. The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of Common Stock. In addition, several countries restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

There can be no assurance of a liquid public trading market for our Common Stock or whether investors will be able to readily be able to sell their shares of Common Stock.

At present, our Common Stock is subject to quotation on the OTCQB market under the symbol “OWCP”. There is only a limited, liquid public trading market for our Common Stock and there can be no assurance that a more liquid market will ever develop or be sustained. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. There can be given no assurance that there will be any awareness generated or sustained. Consequently, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our Common Stock. As a result, holders of our Common Stock may not find purchasers for their shares should they to decide to sell the Common Stock held by them at any particular time if ever. Consequently, our Common Stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our Common Stock, possibly for a prolonged period of time.

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Securities Act, could adversely affect the market price of our Common Stock. As of December 31, 2017, we had 147,758,908 shares of Common Stock outstanding, of which 15,744,246 shares of Common Stock are restricted and are subject to the resale provisions of Rule 144 and Regulations D and S under the united States federal securities laws and the rules and regulations promulgated by the SEC thereunder. As restrictions on resale of other shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time. When restrictions on resale lapse, and if holders of previously restricted securities sell a large number of shares pursuant to Rule 144 under the Securities Act, they could adversely affect the market price for our Common Stock, which such adverse affect could be sustained and over which we have no control.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share and 20,000,000 shares of preferred stock, par value $0.00001 (the “Preferred Stock”), of which 147,758,908 shares are outstanding at April 16, 2018. In addition, current holders of our Common Stock will experience dilution in their equity ownership from the exercise of outstanding Common Stock purchase warrants and stock options granted under our 2016 Employees Stock Option Plan (the “2016 ESOP”).

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

We may never pay any dividends to our shareholders and capital appreciation, if any, of our Common Stock may be your sole source of gain on your investment.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate. The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Consequently, capital appreciation, if any, of our Common Stock may be your sole source of gain on your investment for the foreseeable future.

Insiders own a significant percentage of the shares of our Common Stock, which may limit your ability to influence corporate matters.

Our directors and executive officers and present shareholders holding more than 5% of our Common Stock beneficially own a signficiant percentage of our Common Stock on a fully diluted basis. Accordingly, if these shareholders were to choose to act together, they could have a significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We have broad discretion in how we use our cash, cash equivalents and marketable securities, including the net proceeds from our collaborations, public and private securities offerings, and may not use these financial resources effectively, which could affect our results of operations and cause our stock price to decline.

Our management has considerable discretion in the application of our cash, cash equivalents and marketable securities, including the fees and milestone payments from our collaborations and the net proceeds of our securities offerings. We intend to use the cash, cash equivalents and marketable securities to advance our product prospects and for working capital and other general corporate purposes, which may include the hiring of additional personnel and capital expenditures. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the cash, cash equivalents and marketable securities. We may use the cash, cash equivalents and marketable securities for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the financial resources from our collaborations and securities offerings in a manner that does not produce income or that loses value.

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

The holders of our shares of Common Stock and those persons who desire to purchase our Common Stock in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

It is the present intention of management after the active commencement of operations of our clinical cannabis research and development to seek coverage and publication of information regarding the Company in an accepted publication manual, which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state.

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

Despite our efforts and intentions, we may not be successful in obtaining coverage and publication of information regarding the Company in an accepted publication manual, thereby failing to obtain a manual exemption for our Common Stock.

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

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the company engage legal, accounting, auditing and other professional service providers. The engagement of such services is costly and continuing. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be increased as our operations increase in scope and magnitude. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports and/or discover and report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

We have identified material weaknesses in our internal control over financial reporting as of the evaluation done by management as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with the generally accepted accounting principles of the United States for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify other material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could result in investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our Common Stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Similar to emerging growth companies, smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We are a smaller reporting and are permitted to avail ourselves of the scaled disclosure requirements available to smaller reporting companies. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects, which could result in loss of investor confidence and a decline in our share price.

Our by-laws provide for indemnification of our directors and the purchase of D&O insurance at our expense and limit their potential or actual liability which may result in a significant cost to us and damage the interests of our shareholders.

Our By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware as well as other applicable laws. These provisions eliminate the liability of directors to the Company and its shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for: (i) breach of the director’s duty of loyalty; (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law; (iii) payment of dividends or repurchases of stock other than from lawfully available funds; or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

Upon dissolution of the Company, our stockholders may not recoup all or any portion of their investment.

In the event of a liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the proceeds and/or assets of the Company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the holders of our Common Stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of our Common Stock, or any amounts, upon such a liquidation, dissolution or winding-up of the Company. In this event, our stockholders could lose some or all of their investment.

Our former advisor and consultant is alleged to have engaged in a securities fraud scheme. Publicity related to this alleged securities fraud scheme could harm our business, result in loss of investor confidence and a decline in price of our Common Stock.

In March 2018, the SEC filed a complaint against Jeffrey O. Friedland, a former advisor and stockholder of the Company, alleging that Mr. Friedland engaged in a securities fraud scheme involving our Common Stock that included a “pump and dump” strategy; misleading interviews, presentations and emails; and violation of numerous SEC rules and federal securities laws (the “Friedland Matter”). A copy of that complaint may be found at https://www.sec.gov/litigation/complaints/2018/comp-pr2018-34.pdf. Neither the Company nor its executive officers and directors were named as defendants in the case. We are unaware of and unable to predict the length, scope, outcome or impact of the SEC’s investigation. Such conditions create volatility and risk for holders of our Common Stock and should be considered by investors. Publicity related to the Friedland Matter and any negative findings or outcomes of the investigation could harm our business and result in loss of investor confidence and a decline in price of our Common Stock.

We may expend a substantial amount of time and resources in connection with SEC or stockholder-related inquiries or legal actions related to an ongoing investigation by the SEC.

In March 2018, we received a non-public subpoena dated February 16, 2018 issued by the SEC ordering the provision of documents and related information concerning certain of the issues involved in the Friedland Matter. We are in a process of responding to the subpoena and intend to fully cooperate with the SEC. We are unaware of and unable to predict the length, scope, outcome or impact of the SEC’s investigation. As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or if we will become involved to a greater extent than merely responding to the subpoena we received. This may become a material cost to us, distract the time and attention of our officers and directors or divert our resources away from ongoing research and development programs and result in loss of investor confidence and a decline in price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In November 2017 we signed a two-year rental agreement with a landlord for our principle office located in 2 Ben Gurion St. Ramat Gan, Israel 5257334, our telephone number is +972 (72)-260-8004. The rental agreement includes an option for one additional year. The monthly rental fees are approximately $4,200 for 200 square meters of office space and four parking slots. During the option period the monthly rental fees shall increase by approximately 7%

We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

On November 22, 2017, Mr. Ziv Turner, the former General Manager of our subsidiary (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against us, our subsidiary and our CEO. The Plaintiff’s alleged right to receive Company’s 4,125,000 shares in connection options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, we filed a statement of defense rejecting all of the Plaintiffs claims. At this stage we are unable to assess the Claim’s probability.

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

	Price Range
Period	High	Low
Year Ended December 31, 2016:
First Quarter	$0.15	$0.01
Second Quarter	$0.10	$0.02
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.22	$0.01
Year Ended December 31, 2017:
First Quarter	$3.23	$0.17
Second Quarter	$1.37	$0.52
Third Quarter	$0.63	$0.20
Fourth Quarter	$0.58	$0.28
Year Ending December 31, 2018:
First Quarter	$0.67	$0.20

Holders of Common Stock

As of April 16, 2018, there were 101 holders of record of our Common Stock. As of such date, 147,758,908 shares of our Common Stock were issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

We have 36,000,000 shares of Common Stock authorized under our 2016 ESOP, of which options to purchase 27,300,000 shares of Common Stock are outstanding as of December 31, 2017. Reference is made to the disclosure in Note 7c to the notes to consolidated financial statements.

Dividends

We have never declared nor paid any cash dividends to stockholders. We currently intend to retain any future earnings for use in the operation and expansion of our business and do not expect to pay any dividends in the foreseeable future. The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time.

Recent Sales of Unregistered Securities

Unregistered Common Stock Issued in 2016:

2,500,000 Shares of Common Stock Issued for Cash

On November 3, 2016, we entered into a Regulation S Unit Subscription Agreement with Michepro Holding Ltd (“Michepro”), pursuant to which the Investor subscribed for 2,307,692 Units consisting of shares and warrants for a cash consideration of $300,000. In connection with the Unit Subscription Agreement, Michepro was issued Class G Warrants exercisable for a period of twenty-four (24) months to purchase 761,538 Shares at an exercise price $0.25; and Class H Warrants exercisable for a period of thirty-six (36) months to purchase 761,538 Shares at an exercise price $0.40.

On December 29, 2016, we entered into a Regulation S Unit Subscription Agreement with Jeff Smurlick (the “Smurlick”), pursuant to which the Investor subscribed for 192,308 shares for a cash consideration of $25,000. In connection with the Unit Subscription Agreement, the Compan issued Class G Warrants exercisable for a period of twenty-four (24) months to purchase 192,308 Shares at an exercise price $0.25; and Class H Warrants exercisable for a period of thirty-six (36) months to purchase 192,308 Shares at an exercise price $0.40 to Smurlick.

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

6,776,683 Shares of Common Stock Issued for Services

On January 21, 2016, the Company entered into a consulting agreement with Global Corporation Strategies (“GCS”). In consideration for investor and public relations services to be provided by GCS, the Company issued to GCS 5,134,375 restricted shares of Common Stock.

On November 22, 2016, the Company entered into a corporate management services agreement with Sorelenco Limited (“Sorelenco”). In consideration for services, the Company issued to Sorelenco: (i) 1,442,308 shares of the common stock; (ii) Class M Warrants exercisable for a period of twelve (12) months to purchase 1,250,000 Shares at an exercise price $0.08; (iii) Class G Warrants exercisable for a period of twenty-four (24) months to purchase 448,462 Shares at an exercise price $0.25; and (iv) Class H Warrants exercisable for a period of thirty-six (36) months to purchase 448,462 Shares at an exercise price $0.40.

On November 28, 2016, the Company entered into a consulting agreement with Bear Creek Capital (“Bear Creek”). In consideration for the services, the Company issued to Bear Creek 100,000 shares of Common Stock.

On December 16, 2016, the Company entered into a consulting agreement with Smurlick, pursuant to which Smurlick will provide the Company with services in the areas of investor relations and business development. In consideration for the services, the Company issued to the Smurlick 200,000 Class G Warrants and 200,000 Class H Warrants identical to the Class G and Class H Warrants described above with a cashless exercise feature. During the year ended December 31, 2017 the warrants were exercised on a cashless basis.

On December 14, 2016, the Company issued 50,000 shares of Common Stock to Securities Compliance Services for certain compliance services related to our securities. On December 14, 2016, the Company issued to Ivo Heiden 50,000 shares of Common Stock for securities compliance services.

Unregistered Common Stock Issued in 2017:

6,154,100 Shares of Common Stock Issued for Cash

During the first fiscal quarter of 2017, we issued 4,403,638 shares of Common Stock to investors for cash as follows:

We received $117,640 through a placement of 904,924 Common Stock units to four investors for the offering price of $0.13 per unit. Each unit consisted of one share of Common Stock, one Class G Warrant to purchase one share of Common Stock and one Class H Warrant to purchase one share of Common Stock. The 904,924 Class G Warrants are exercisable at $0.25 and expire two years from the issuance date. The 904,924 Class H Warrants are exercisable at $0.40 and expire 3 years from the issuance date.

We received $100,000 through a placement of 588,237 Common Stock units to three investors for the offering price of $0.17 per unit. Each unit consisted of one share of Common Stock and one Class H Warrant to purchase one share of Common Stock. The 588,237 Class H Warrants are exercisable at $0.40 and expire 3 years from the issuance date.

We received $130,000 through a placement of 520,000 Common Stock units to five investors for the offering price of $0.25 per unit. Each unit consisted of one share of Common Stock and one Class I Warrant to purchase one share of Common Stock. The 520,000 Class I Warrants are exercisable at $0.50 and expire 2 years from the issuance date.

We received $883,625 through a placement of 1,767,250 Common Stock units to twenty investors for the offering price of $0.50 per unit. Each unit consisted of one share of Common Stock and one Class K Warrant to purchase one share of Common Stock. The 1,767,250 K warrants are exercisable at $1.00 and expire 18 months from the issuance date.

We received $436,260 through a placement of 623,227 Common Stock units to eleven investors for the offering price of $0.70 per unit. Each unit consisted of one share of Common Stock and one Class L Warrant to purchase one share of Common Stock. The 623,227 Class L Warrants are exercisable at $1.40 and expire 18 months from the issuance date.

During the year ended December 31, 2017, we received $225,160 upon the exercise of 1,750,462 previously outstanding stock warrants into shares of Common Stock from existing investors at exercise prices ranging from $0.08 to $0.25.

1,266,127 Shares of Common Stock Issued for Services

In January 2017, we entered a consulting agreement with Lyons Capital LLC (“Lyons”) for the 2017 Wall Street Conference and sponsorship in the conference pursuant to which we issued to Lyons 300,000 fully vested shares of Common Stock and 200,000 Class G Warrants with exercise price of $0.25 and 200,000 Class H Warrants with exercise price of $0.40 and a cashless feature for the purchase of one share each of Common Stock to a consultant as payment for services.

Under the consulting agreement with Bear Creek, we became obligated to issue 100,000 additional shares to Bear Creek as of February 28, 2017. The shares were issued in April 2017.

On May 9, 2017, we entered a consulting agreement with Lyons for business and corporate developments. Pursuant to the agreement, we issued 450,000 fully vested shares of Common Stock to Lyons as payment for services.

On April 19, 2017, we entered another consulting agreement with Smurlick for business development and introduction to commercial partners. Pursuant to the agreement, we issued to Smurlick 416,127 fully vested shares of Common Stock as payment for services.

2,347,455 Shares of Common Stock Issued upon exercise of warrants

In March 2017, Lyons exercised 200,000 Class G Warrants and 200,000 Class H Warrants on a cashless basis for 334,450 shares of Common Stock.

In May 2017, Smurlick exercised 200,000 Class G Warrants and 200,000 Class H Warrants on a cashless basis for 262,363 shares of Common Stock

In 2017, we received $225,160 in cash from the exercise of 1,750,642 warrants for 1,750,642 shares of Common Stock at exercise prices ranging from $0.08 to $0.40.

All of the securities issued by the Company during fiscal years 2017 and 2016 were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Plan of Operations

We are engaged in research and development of cannabis-based medical products for the treatment of a variety of medical conditions such as multiple myeloma, psoriasis, chronic pain, fibromyalgia and PTSD, and (ii) consulting services to companies and governmental agencies with respect to complex international medical cannabis protocols and regulations.

We have not yet commenced any significant activities related to our third-party consulting services.

Going Concern

The development and commercialization of our product is expected to require substantial expenditures. We have not yet generated material revenues from operations and therefore are dependent upon external sources for financing our operations. In addition, in each year since our inception we reported losses and negative cash flows from operating activities. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our projects and stay in business. Even if we raise additional funds, we do not know how long these funds will last.

Our lack of operating history may make it difficult to raise capital. Our inability to borrow funds or raise equity capital to facilitate our business plan may have a material adverse effect on our financial condition and future prospects.

Results of Operations during the year ended December 31, 2017 as compared to the year ended December 31, 2016

We have not generated significant revenue during the years ended December 31, 2017 and 2016. We have operating expenses related to general and administrative expenses and research and development expenses. During the year ended December 31, 2017, we incurred a net loss of $4,558,447 consisting of general and administrative expenses of $ 4,112,519 and research and development expenses of $441,203 and financing costs of $4,725, compared to a net loss of $2,287,329 consisting of general and administrative expenses of $2,006,216, research and development expenses of $141,858, and financing expenses adjusted for convertible loans of $180,340, exchange differences on principal of long-term loan of $16,972, other finance income of $8,057 in the prior year.

Our general and administrative expenses increased $2,106,303 during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was due to a significant increase in non-cash compensation expense of $1,835,197. During the year ended December 31, 2017, our research and development expenses increased by $299,345 or 211% over to the prior year.

Liquidity and Capital Resources

On December 31, 2017, we had current assets of $1,044,840 consisting of $970,542 in cash and other current assets of $74,298. We had property and equipment, net of accumulated depreciation of $29,890 carried at $16,243 as of December 31, 2017. We had total assets of $1,061,083 as of December 31, 2017. On December 31, 2016, we had current assets of $481,695 consisting of $472,282 in cash and other current assets of $9,413. We had property and equipment, net of accumulated depreciation of $21,549, carried at $15,073 as of December 31, 2016. We had total assets of $496,768 as of December 31, 2016.

On December 31, 2017, we had $270,485 in current liabilities consisting of $64,813 in accounts payable, $105,671 in other current liabilities and deferred revenues of $100,000. On December 31, 2016, we had $145,780 in current liabilities consisting of $7,694 in accounts payable, $38,086 in other current liabilities and deferred revenues of $100,000.

In addition, at December 31, 2016 and 2017, we had long-term liabilities of $250,000 and $0, respectively. The $250,000 in long-term liabilities at December 31, 2016, was payable to Medmar under a $300,000 non-recourse, non-interest bearing and non-convertible loan due 36 months from the date of the loan agreement of September 2016. This loan is only repayable from royalties payable by Medmar to us under a license agreement and, to the extent that royalties, if any, are insufficient to repay the loan, we have no obligation to pay any deficiency. The note was paid in full during 2017.

We had positive working capital of $774,355 at December 31, 2017 and $335,915 at December 31, 2016. Our accumulated deficits as of December 31, 2017 and December 31, 2016 were $14,516,912 and $9,958,465, respectively.

We used $1,185,919 in our operating activities during the year ended December 31, 2017, which was due to a net loss of $4,558,447 offset by depreciation expense of $8,341, stock-based compensation and amortization of services receivable of $3,304,056, an increase in other assets of $64,883, an increase in accounts payable of $59,672, and an increase in other liabilities of $65,031

We used $529,269 in our operating activities during the year ended December 31, 2016, which was due to a net loss of $2,287,329 offset by exchange differences on principal of long-term loan of $16,972, adjustments of convertible loans of $180,340, depreciation expense of $9,686, stock-based compensation and amortization of services receivable of $1,468,859, a decrease in other assets of $40,976, a decrease in accounts payable of $20,431, an increase in deferred revenues of $50,000 and an increase in other liabilities of $11,658.

We used $9,511 during the year ended December 31, 2017 and $1,860 in the prior year to purchase property and equipment.

We financed our negative cash flow from operations during the year ended December 31, 2017 through the issuance of 4,403,638 shares of Common Stock that resulted in net proceeds of $1,667,525. We also received $225,160 in proceeds from the exercise of 1,750,642 warrants and options and an additional $51,005 from the payment of stock subscriptions. Cash inflows from financing activities were offset by the payment of $300,000 which paid off a non-recourse loan.

We financed our negative cash flow from operations during the year ended December 31, 2016 through proceeds from issuance of Common Stock of $325,000 from the issuance of 2,500,000 shares of Common Stock, and net proceeds of debt borrowings of $321,250.

Based upon our cash position of $970,542 at December 31, 2017, we believe that we will need to raise additional capital, either equity or debt during the second half of fiscal year 2018 to fund our plan of operations including our research and development initiatives for the next eighteen months. There can be no assurance, however, that additional capital will be sufficient to fund our currently anticipated expenditure requirements for the next twelve-month period nor can there be any assurance that financing will be available at satisfactory terms and conditions or at all, for that matter.

Funding of Our Research Programs

On October 22, 2014, we entered into a collaboration agreement with the Sheba’s hospital relating to the use of cannabis to treat myeloma. Within the framework of this collaboration agreement, we conducted pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to this collaboration agreement, we are obligated to pay Sheba $170,000. As of December 31, 2017, we have paid Sheba $65,669 as per Sheba’s payment requests. Pursuant to a collaboration agreement, we are obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the Study for the cream for treatment of psoriasis. As of December 31, 2017, we have paid Sheba $13,903 as per Sheba’s payment requests and in January 2018, we paid an additional sum of $29,163.

At present, we use our available working capital to fund these studies. However, we expect that we will need to raise additional funding prior to or when our clinical studies are commenced.

Off-Balance Sheet Arrangements

As of December 31, 2017, and 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2017 and 2016, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note 2 to our financial statements for the years ended December 31, 2017 and 2016, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fahn Kanne & Co.
Report of Independent Registered Public Accounting Firm	Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101
Board of Directors and Stockholders
OWC PHARMACEUTICAL RESEARCH CORP	T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of OWC Pharmaceutical Research Corp (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has incurred net losses since its inception, and has not yet generated any revenues. As of December 31, 2017, there is an accumulated deficit of $14,516,912. These conditions, along with other matters as set forth in Note 1b, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

We have served as the Company’s auditor since 2017.

Tel-Aviv, Israel

April 16, 2018

Certified Public Accountants

Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	970,542	472,282
Other current assets (Note 3)	74,298	9,413
Total current assets	1,044,840	481,695

Property and equipment, net (Note 4)	16,243	15,073
Total Assets	1,061,083	496,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	64,814	7,694
Other current liabilities	105,671	38,086
Deferred revenues (Note 6A1)	100,000	100,000
Total current liabilities	270,485	145,780

Non-recourse loan (Note 5)	-	250,000
Total liabilities	270,485	395,780
Commitments and Contingencies (Note 6)

Stockholders’ Equity (Note 7):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016;	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized at December 31, 2017 and 2016; 147,758,908 and 139,447,782 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,478	1,395
Additional paid-in capital	16,168,469	11,039,102
Services receivable	(524,792)	(592,083)
Common stock subscriptions receivable	(344,006)	(395,011)
Accumulated deficit	(14,516,912)	(9,958,465)
Accumulated other comprehensive income	6,361	6,050
Total stockholders’ equity	790,598	100,988
Total Liabilities and Stockholders’ Equity	1,061,083	496,768

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	US dollars (except share data)
	December 31,
	2017	2016

Revenue (Note 6A1)	-	50,000

Operating expenses:
Research and development	(441,203)	(141,858)
General and administrative (Note 8)	(4,112,519)	(2,006,216)
Total operating expenses	(4,553,722)	(2,148,074)

Operating loss	(4,553,722)	(2,098,074)
Financing expenses, net (Note 9)	(4,725)	(189,255)
Net loss	(4,558,447)	(2,287,329)

Other comprehensive income:
Foreign currency translation adjustment	311	16,972

Comprehensive loss	(4,558,136)	(2,270,357)

Basic and diluted per share amounts:
Basic and diluted net loss per share	(0.03)	(0.02)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	145,203,738	96,362,150

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
US dollars (except share data)
Balance at December 31, 2015	76,326,500	764	8,276,857	-	(395,011)	(7,548,866)	(10,922)	322,822

Stock-based compensation	100,000	1	1,440,682	-	-	-	-	1,440,683
Common stock issued upon conversion of debt host and accrued interest	53,844,599	539	123,127	-	-	-	-	123,666
Reclassification of embedded derivative liability upon conversion of convertible loans host	-	-	130,998	-	-	-	-	130,998
Financial instruments issued for services to be received	6,676,683	66	742,463	(742,529)	-	-	-	-
Amortization of services receivable (see Note 2I)	-	-	-	150,446	-	(122,270)	-	28,176
Common stock issued for cash @ $0.13 together with detachable warrants (see Note 7B1)	2,500,000	25	324,975	-	-	-	-	325,000
Other comprehensive income	-	-	-	-	-	-	16,972	16,972
Net loss	-	-	-	-	-	(2,287,329)	-	(2,287,329)
Balance at December 31, 2016	139,447,782	1,395	11,039,102	(592,083)	(395,011)	(9,958,465)	6,050	100,988

Stock-based compensation	100,000	1	2,049,738	-	-	-	-	2,049,739
Financial instruments issued for services to be received	1,166,127	12	1,187,014	(1,187,026)	-	-	-	-
Amortization of services receivable ( Note 2I)				1,254,317	-	-	-	1,254,317
Common stock issued upon exercise of warrants (Note 7D1)	1,750,642	18	225,142	-	-	-	-	225,160
Common stock issued upon exercise of options and warrants on cashless basis (Note 7D2-7D3)	890,719	8	(8)	-	-	-	-	-
Payments received on subscriptions receivable (Note 3)	-	-	-	-	51,005	-	-	51,005
Common stock issued for cash @$0.13 together with detachable warrants (see Note 7B2)	904,924	9	117,631	-	-	-	-	117,640
Common stock issued for cash @$0.17 together with detachable warrants (see Note 7B3)	588,237	6	99,994	-	-	-	-	100,000
Common stock issued for cash @$0.25 together with detachable warrants (see Note 7B4)	520,000	5	129,995	-	-	-	-	130,000
Common stock issued for cash @$0.50 together with detachable warrants (see Note 7B5)	1,767,250	18	883,607	-	-	-	-	883,625
Common stock issued for cash @$0.70 together with detachable warrants (see Note 7B6)	623,227	6	436,254	-	-	-	-	436,260
Other comprehensive income	-	-	-	-	-	-	311	311
Net loss	-	-	-	-	-	(4,558,447)	-	(4,558,447)
Balance at December 31, 2017	147,758,908	1,478	16,168,469	(524,792)	(344,006)	(14,516,912)	6,361	790,598

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	(4,558,447)	(2,287,329)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	8,341	9,686
Stock-based compensation	2,049,739	1,440,683
Amortization of services receivable	1,254,317	28,176
Exchange differences on principal of non-recourse loan	311	16,972
Adjustments of convertible loans	-	180,340

Changes in assets and liabilities:
(Increase) decrease in other current assets	(64,883)	40,976
Increase (decrease) in accounts payable	59,672	(20,431)
Increase in deferred revenues	-	50,000
Increase in other current liabilities	65,031	11,658
Cash used by operating activities	(1,185,919)	(529,269)

Cash flows from investing activities:
Purchase of property and equipment	(9,511)	(1,860)
Cash used in investing activities	(9,511)	(1,860)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants (see Note 7B2-7B6)	1,667,525	325,000
Proceeds from exercise of warrants into common stock (see Note 7D1)	225,160	-
Proceeds from the payment received on stock subscriptions	51,005	-
Proceeds from debt borrowings, net of issuance expenses (Note 5)	50,000	321,250
Payment of non-recourse loan (Note 5)	(300,000)	-
Cash provided by financing activities	1,693,690	646,250

Change in cash and cash equivalents	498,260	115,121
Balance of cash and cash equivalents at beginning of year	472,282	357,161
Balance of cash and cash equivalents at end of year	970,542	472,282

Supplementary information on financing activities not involving cash flows:
Reclassification of embedded derivative liability upon conversion of convertible debt	-	130,998
Conversion of convertible debt and accrued interest into common stock	-	123,666

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is a medical cannabis-based research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Product Prospects”) for the treatment of multiple myeloma, psoriasis, chronic pain syndromes, fibromyalgia PTSD and utilize unique delivery systems. These include a cannabis-based topical cream, cannabis sublingual disintegrating tablet and advanced Nasal delivery.

The accompanying consolidated financial statements of OWCP and its wholly owned subsidiary One World Cannabis, Ltd. (“OWC” or the “Israeli subsidiary”) were prepared from the accounts of the Company under the accrual basis of accounting.

B.	Liquidity and Going Concern Uncertainty

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations and therefore is dependent upon external sources for financing its operations. As of December 31, 2017, the Company has an accumulated deficit of $14,516,912. In addition, in each year since its inception the Company reported losses and negative cash flows from operating activities. Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

During the year ended December 31, 2017, the Company raised a total net amount of $1,667,525 from issuance of units that included Common Stock and detachable warrants (see also Note 7B2-7B6). In addition, during 2017 the Company received $225,160 through the exercise of warrants (see also Note 7D1) and $51,005 through payment of stock subscription. The Company also received $50,000 in proceeds from a non-recourse loan that resulted in a balance of $300,000, all of which was repaid in 2017 (see also Note 5).

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

C.	Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

B.	Principles of Consolidation

The financial statements include the accounts of OWCP and its wholly owned subsidiary, OWC. All significant inter-company balances and transactions have been eliminated.

C.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (i) stock-based compensation related to employees and non-employees awards, and (ii) the going concern assumptions.

D.	Functional Currency

The functional currency of the Company is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters”, balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of comprehensive loss, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are presented within financing income or expenses.

The operation of Non-U.S. entity (the Israeli entity) are conducted in New Israeli Shekels (NIS), its local currency. Accordingly, NIS is its functional currency. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using the actual action date currency rate. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

E.	Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

F.	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

G.	Impairment of Long-Lived Assets

The Company reviews the recoverability of our long-lived assets including property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. During the years ended December 31, 2017 and 2016, loss from impairment has not been recognized.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.	Warrants

Warrants that were issued are classified as a component of permanent equity if they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Fully vested and nonforfeitable warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently re-measured. Warrants that do not meet this criteria represent a derivative liability and are measured upon initial recognition and re-measured at subsequent reporting periods at their fair value. Changes in the fair value are recorded in the consolidated statement of comprehensive loss within financing income or expenses.

I.	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation - Stock Compensation. Accordingly, stock-based compensation to employees is recognized in the statement of comprehensive loss as an operating expense, based on the fair value of the award that is ultimately expected to vest. The fair value of stock-based compensation is estimated using the Black Scholes option-pricing model. The inputs for the valuation analysis of the options include a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of the Company on a daily basis. The expected option term represents the period that the Company’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The expected dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future. The Company has expensed compensation costs, net of estimated forfeitures, on a straight-line basis, over the requisite service period of the award.

Stock based payments awarded to non-employees are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. However, when the Company grants to non-employees a fully vested, non-forfeitable equity instrument, such grants are measured based on the fair value of the award at the date of grant and are not subsequently re-measured. When the fully vested, non-forfeitable equity instruments are granted for services to be received in future periods, the measured cost is recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. Such amount is subsequently amortized to the statement of comprehensive loss over the term of the services as an operating expense, as if the Company has paid periodic payments of cash for the services received from such service provider.

J.	Fair Value of Financial Instruments

ASC 825, “Financial Instruments” (ASC 825), requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and unrecognized on the balance sheet, for which it is practicable to estimate fair value. ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between market participants. At December 31, 2017 and 2016, the carrying value of cash and cash equivalents, other current assets, accounts payable and other current liabilities approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

K.	Fair Value Measurements

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2017 and 2016, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

As of December 31, 2017 and 2016, no assets or liabilities were required to be measured at fair value on a recurring basis.

L.	Convertible Loans

The Company considers the provisions of ASC 815 - 40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” with respect to convertible loans. When the Company determines that the embedded conversion feature is not considered indexed to the Company’s own stock, the embedded conversion feature is bifurcated from the host instrument and is accounted for at fair value as a derivative liability. Accordingly, upon initial recognition, the embedded conversion feature is measured at fair value and the remaining proceeds are allocated to the loan component (Host). In subsequent periods the derivative liability is measured at fair value through profit or loss (with changes presented within financing income or expense, as applicable) and the loan component is measured at amortized cost. The amount that was allocated to the embedded conversion feature upon initial recognition, created a discount on the loan component. Such discount is amortized as interest expense to profit or loss over the term of the loan until its stated maturity.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

L.	Convertible Loans (cont.)

When the Company determine that the embedded conversion feature should not be separated from the host instrument because it qualified for equity classification, the Company applies ASC 470 - 20, “Debt - Debt with Conversion and Other Options” which clarifies the accounting for instruments with beneficial conversion features or contingency adjustable conversion ratios. The beneficial conversion feature is calculated by allocating the proceeds received in a financing transactions to the convertible loan and to any detachable warrants included in the transaction, if any, and by measuring the intrinsic value of the convertible loan, based on the effective conversion price as a result of the allocated proceeds. The amount of the beneficial conversion feature is recorded as a discount on the convertible loan with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the convertible loan is amortized as interest expense over the term of the loans.

M.	Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, “Earning per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of comprehensive loss. Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method with respect to preferred stock, stock options and stock warrants and convertible loans using the if-converted method. In computing Diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares consist of unexercised stock warrants and stock options that totaled 30,342,308 and 29,723,283 during the years ended December 31, 2017 and 2016, respectively.

N.	Liability for Employee Rights upon Retirement

OWC’s liability for severance pay is pursuant to Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”), pursuant to which all OWC’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release OWC from any future severance payments in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

Severance expenses for the year ended December 31, 2017, and 2016 amounted to $8,500 and $30,000, respectively.

O.	Income Taxes

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

O.	Income Taxes (cont.)

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items during the years ended December 31, 2017 and 2016 and did not recognize any liability with respect to unrecognized tax position in its balance sheets.

P.	Revenue Recognition

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

Q.	Research and Development Expenses

Research and development expenses are charged to the statement of comprehensive loss as incurred.

R.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. As of December 31, 2017 and 2016 the balances of accounts receivable were not material and accordingly such balances do not represent substantial concentration of credit risk. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

S.	Legal and other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies“. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2017, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

T.	Recent Accounting Pronouncements adopted

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation”, which effects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. The Company adopted the new guidance prospectively in 2017. This new guidance does not have a material impact on the Company’s consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

U.	Recent Accounting Pronouncements not adopted yet

1.	In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

2.	In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This new guidance does not have a material impact on the Company’s consolidated financial statements.

3.	In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

4.	In July 2017, the FASB issued ASU 2017-11, “Earnings per share”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

NOTE 3	–	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2017	2016

Prepaid expenses	74,298	1,536
Others	-	7,877
	74,298	9,413

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 4	–	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2017	2016

Furniture and office equipment	5,927	2,407
Computers	31,108	24,641
Photography	7,238	7,714
Machinery	1,860	1,860
	46,133	36,622
Less - accumulated depreciation	(29,890)	(21,549)
	16,243	15,073

During the years ended December 31, 2017 and 2016, depreciation expenses amounted to $8,341 and $9,686, respectively.

NOTE 5	-	NON-RECOURSE LOAN

On September 28, 2016 (the “Effective Date”), OWC entered into a Non-Recourse Loan Agreement (the “Loan Agreement”) with Medmar LLC (“Medmar”), pursuant to which Medmar had agreed to loan OWC a total of $300,000 (the “Loan”) on a non-interest bearing basis, with no conversion rights. The Loan was due in 36 months from the Effective Date, and repayment was to made only by the set off of royalties payable by Medmar to OWC as follows: (i) prior to the full repayment of the Loan, which OWC may prepay at any time, if and to the extent Medmar was required to pay any royalties to OWC under a License Agreement dated March 17, 2016 (see also Note 6A1), Medmar shall set off such royalties from the outstanding principal balance of the Loan; (ii) OWC shall not be required to pay the Loan other than through the set off from the royalties; and (iii) the Loan was a non-recourse loan, meaning that if and to the extent that the royalties are insufficient for any reason in order to fully repay the Loan, Medmar waived any right and/or claim to any deficiency.

In addition, the Loan Agreement also provided that: (i) subject to Medmar funding the entire Loan, Medmar shall receive the exclusive right to manufacture, produce, publicize, promote and market OWC’s Licensed Products (as defined in the above-referenced License Agreement) in any state in the U.S., subject to a new license agreement to be negotiated and signed between the parties with respect to each and every state; (ii) the rights to be granted to Medmar under (i) above shall expire within 3 years subject to certain conditions and limitations; and (iii) the right of first refusal agreement between the parties that was executed on February 8, 2016 providing Medmar certain rights in connection with the commercialization of Licensed Products in the States of Hawaii and Pennsylvania be terminated (see also Note 6A1).

Through December 31, 2016 the Company had received $250,000 from Medmer under the Loan Agreement and it received an additional amount of $50,000 during the year ended December 31, 2017.

On April 21, 2017, OWC sent written notice to Medmar of OWC’s determination to prepay the non-recourse loan by Medmar to OWC in the principal amount of $300,000. OWC exercised what it believes is its absolute right to terminate certain distribution rights granted to Medmar under the Loan Agreement and has repaid the entire Loan, during the year ended December 31, 2017.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 6	-	COMMITMENTS AND CONTINGENCIES

A.	Commitments

1.	On October 11, 2015, OWC entered into a memorandum of understanding with Medmar (see also Note 5) for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid OWC $100,000 ($50,000 during each year ended December 31, 2016 and 2015). On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement providing Medmar certain rights in connection with the commercialization of OWC’s Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50,000 to the Company.

On March 17, 2016, Medmar and OWC executed a consulting and License Agreement (the “Agreement”), pursuant to which OWC granted to Medmar an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market certain of OWC’s products (as defined in the Agreement) in the State of Maryland, against payment by Medmar to OWC of a royalty. As part of the Agreement, the Company received from Medmar an amount of $50,000 as a non-refundable advance.

In 2016, and as OWC does not have any performance obligation in connection with the agreement, OWC recorded revenues in an amount of $50,000.

2.	In April 2015 OWC engaged G.C. Group Ltd., an Israeli corporation specializing in pharmaceutical R&D to provide formulation development services for OWC’s new delivery system in the form of a cannabis soluble tablet. G.C. Group Ltd. successfully completed the first phase of development, a proof of concept of the desired end-product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet.

The agreement was terminated on December 31, 2015.

3.	In August 2017 OWC engaged PharmItBe Ltd, a company specializing in pharmaceutical R&D to develop a second generation of its cannabis soluble tablet. This development is expected to be completed during the second quarter of 2018.

4.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance (the “JV”) to promote the sale of OWC’s Products in the European Union (the “EU”); (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of December 31, 2017.

5.	On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer which operates in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabinoid-based topical cream to treat psoriasis.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 6	-	COMMITMENTS AND CONTINGENCIES

A.	Commitments

5.	(cont.)

On November 27, 2016, the Company and OWC (the “Group”) entered into a license agreement with Emilia (the “License Agreement”). During the fourth quarter of 2016, the Group completed the development process and then initiated a phase I study at Chaim Sheba Medical Center (“Sheba”) to explore the safety of the topical cream on psoriasis. Prior to entering into the License Agreement, the Group and Emilia conducted a development and evaluation program (as defined in the License Agreement) for the development of a specific product comprising Emilia’s formulation with certain medical cannabis extract provided by the Group for topical treatment of psoriasis.

Pursuant to the License Agreement, Emilia granted a limited license to the Group with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s Product, as defined in the License Agreement. If such trial proves successful, Emilia will grant the Group an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia intellectual property, in consideration for which, from and after the first commercial sales of the licensed product, the Group shall pay to Emilia a royalty at the rate of ten percent of net sales during the period beginning upon the first commercial sale and ending ten years thereafter. In the event the sale of the licensed product during the royalty term reaches the minimum sales targets set forth in the License Agreement, the royalty term will be extended for an additional five-year term.

6.

On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (“fund”) by Chaim Sheba Medical Center. Pursuant to the Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose study (the “Study”) to determine the safety and tolerability of topical cream containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers, employing the services of Professor. Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by OWC and governing the administration of the Study Drug. Pursuant to the collaboration agreements and the related amendments, OWC is obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the safety study for the cream. As of December 31, 2017, OWC has paid Sheba $13,903 as per Sheba’s payment requests and in January 2018 an additional sum of $29,163 was paid to Sheba. The Company has recorded $49,035 and $0 as Research and Development expenses related to the Study in 2017 and 2016, respectively.

7.	On October 22, 2014, OWC entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, OWC conducted pre-clinical studies on multiple myeloma, which commenced in April 2015.

Pursuant to the collaboration agreements, OWC was required to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. As of December 31, 2017, the Company has paid Sheba $65,669 as per Sheba’s payment requests. In 2017 and 2016 the Company has not recorded any Research and Development expenses related to this agreement.

At present, OWC uses its available working capital to fund these studies. However, the Company expect that it will need to raise additional funding prior to or when its clinical studies are commenced.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 6	-	COMMITMENTS AND CONTINGENCIES

B.	Contingencies

1.	In February 28, 2017, the Company has filed an action for alleged legal malpractice against the NYC law firm of Sichenzia Ross FerenceKesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. The Company’s claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. The Company brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP.

The action is currently pending in the Supreme Court of the State of New York, County of New York and is in the discovery phase.

2.

The Company has also sued certain individuals in the Supreme Court of the State of New York regarding defaulted loan obligations related to 2,354,480 shares granted to them. The matter has been settled as against certain individuals, while the Company is still pursuing its claims against one individual for an outstanding sum of approximately $15,000. The Company is currently monitoring the payment of the settlement funds amounting to $120,500 which are included in Common Stock Subscriptions Receivable.

3.

On November 22, 2017, Mr. Ziv Turner, the Company’s subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against the Company, its subsidiary and the Company’s CEO. The Plaintiff’s alleged right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, the Company filed a statement of defense rejecting all of the Plaintiffs claims. At this stage the Company is unable to assess the Claim’s probability.

4.	In November 2017, the Company signed a two-year rental agreement with a landlord for its principle office located in Ramat Gan, Israel. The rental agreement includes an option for one additional year. The monthly rental fees are approximately $4,200 and the remaining minimum payments total approximately $96,600 as of December 31, 2017. During the option period the monthly rental fees shall increase by approximately 7%. During the year ended December 31, 2017, the Company recorded $19,118 as rental expenses.

NOTE 7	-	STOCKHOLDERS’ EQUITY

A.	Common Stock

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

B.	Common Stock and Stock Warrants Issued for Cash

1.	During the year ended December 31, 2016, the Company received $325,000 through a placement of 2,500,000 common stock units. Those units were sold at $0.13 per unit. Each unit consisted of two shares of common stock and warrants to purchase common stock. 953,846 class “G” warrants exercisable at $0.25 expire on December 2, 2018 and 953,846 class “H” warrants exercisable at $0.40 expire on December 2, 2019. Such warrants were classified within stockholders’ equity.

2.	During the year ended December 31, 2017, the Company received $117,640 through a placement of 904,924 common stock units to four investors for the offering price of $0.13 per unit. Each unit consisted of one share of common stock and two (one “G” and one “H”) warrants to purchase one share of common stock. The 904,924 “G” warrants are exercisable at $0.25 and expire two years from the issuance date. The 904,924 “H” warrants are exercisable at $0.40 and expire 3 years from the issuance date. Such warrants were classified within stockholders’ equity.

3.	During the year ended December 31, 2017, the Company received $100,000 through a placement of 588,237 common stock units to three investors for the offering price of $0.17 per unit. Each unit consisted of one share of common stock and one “H” warrant to purchase one share of common stock. The 588,237 “H” warrants are exercisable at $0.40 and expire 3 years from the issuance date. Such warrants were classified within stockholders’ equity.

4.	During the year ended December 31, 2017, the Company received $130,000 through a placement of 520,000 common stock units to five investors for the offering price of $0.25 per unit. Each unit consisted of one share of common stock and one “I” warrant to purchase one share of common stock. The 520,000 “I” warrants are exercisable at $0.50 and expire 2 years from the issuance date. Such warrants were classified within stockholders’ equity.

5.	During the year ended December 31, 2017, the Company received $883,625 through a placement of 1,767,250 common stock units to twenty investors for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one “K” warrant to purchase one share of common stock. The 1,767,250 “K” warrants are exercisable at $1.00 and expire 18 months from the issuance date. Such warrants were classified within stockholders’ equity.

6.	During the year ended December 31, 2017, the Company received $436,260 through a placement of 623,227 common stock units to eleven investors for the offering price of $0.70 per unit. Each unit consisted of one share of common stock and one “L” warrant to purchase one share of common stock. The 623,227 “L” warrants are exercisable at $1.40 and expire 18 months from the issuance date. Such warrants were classified within stockholders’ equity.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

C.	Stock-Based Compensation

1.	Grants to non-employees

A.	On November 22, 2016, the Company entered into a Corporate Management Services Agreement with Sorelenco Limited (“Sorelenco”). In consideration for business and European market development services, the Company agreed to issue to the Sorelenco: (i) 1,442,308 restricted shares of the common stock, par value $0.0001 (the “Shares”); (ii) Class M Warrants exercisable for a period of 12 months to purchase 1,250,000 Shares at an exercise price $0.08; (iii) Class G Warrants exercisable for a period of 24 months to purchase 448,462 Shares at an exercise price $0.25; and (iv) Class H Warrants exercisable for a period of 36 months to purchase 448,462 Shares at an exercise price $0.40. The aggregate fair value of the restricted shares and warrants was $432,200. This transaction represents an initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). Such amount will be recognized as consulting expense over the term of the agreement. During the years ended December 31, 2017 and 2016, the Company recognized $144,067 and $22,893, respectively, as consulting expenses. As of December 31, 2017, the related services receivable amounted to $265,240.

The exercise period of the Class M Warrants has been extended by two weeks in which Sorelenco exercised such warrants into 1,250,000 shares of common stock. Such extension has been accounted as a modification under ASC 718 pursuant to which the incremental fair value of $402,588 was recognized immediately as business development service expenses in the statements of comprehensive loss for the year ended December 31, 2017.

B.	On November 28, 2016, the Company entered into a Consulting Agreement with Bear Creek Capital. In consideration for the services, the Company issued to Bear Creek 100,000 restricted shares of Common Stock. The aggregate fair value of the restricted shares was $10,000. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). Such amount will be recognized as consulting expense over the term of the agreement. During the years ended December 31, 2017 and 2016, the Company recognized $6,413 and $3,587, respectively, as investor and public relations service expenses. As of December 31, 2017, there is no services receivable.

C.	On December 16, 2016, the Company entered into a Consulting Agreement with Jeff Smurlick, pursuant to which the Consultant shall provide the Company with services in the areas of investor relations and business development. In consideration for the services, the Company issued to the Consultant 200,000 Class G Warrants and 200,000 Class H Warrants identical to the Class G and Class H Warrants described above with a cashless exercise feature. The aggregate fair value of the warrants was $41,259. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). Such amount will be recognized as investor and public relations services expense over the term of the agreement. During the years ended December 31, 2017 and 2016, the Company recognized $39,563 and $1,696, respectively, as consulting expenses. As of December 31, 2017, there is no services receivable

During the year ended December 31, 2017, the aforesaid warrants were exercised on a cashless basis (see also Note 7D3).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

C.	Stock-Based Compensation (cont.)

1.	Grants to non-employees (cont.)

D.	In January 2017, the Company issued 300,000 fully vested shares of common stock and 400,000 warrants to Lyons Capital LLC. 200,000 “G” warrants with exercise price of $0.25 and 200,000 “H” warrants with exercise price of $0.40 and a cashless feature for the purchase of one share each of common stock to a consultant as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). The shares were measured at the closing price as of the date of the agreement and the related expenses will be recognized as consulting expense over the terms of the agreement. During the year ended December 31, 2017, an amount of $185,030 was recognized as conferences and business development expenses resulting from the issuance of the shares. As of December 31, 2017, the related services receivable amounted to $15,970.

The warrants were measured by using the Black-Scholes-Merton pricing model to estimate total fair value amounting to $153,963. The Black-Sholes-Merton pricing model assumptions that were used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms (see also Note 7C1). The total amount will be recognized as consulting expense over the terms of the agreement. During the year ended December 31, 2017 amount of $148,901 was recognized as consulting expenses resulting from the issuance of these warrants. As of December 31, 2017, the related services receivable amounted to $5,062.

During the year ended December 31, 2017, the aforesaid warrants were exercised on a cashless exercise (see also Note 7D2).

E.	Under the Bear Creek Corporate Advisory Consulting agreement executed in November of 2016, the Company became obligated to issue 100,000 additional shares to Bear Creek as of February 28, 2017. The shares were measured at $262,000 according to the closing price of the underlying shares at February 28, 2017. The shares were issued in April 2017.

F.	On January 21, 2016, the Company entered into a two-year Consulting Agreement with Global Corporation Strategies (“GCS”). In consideration for investor and public relations services to be provided by GCS, the Company issued to GCS 5,134,375 restricted shares of Common Stock. The aggregate fair value of the restricted shares was $259,070. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). Such amount will be recognized as investor and public relations services expense over the term of the agreement. During the years ended December 31, 2017 and 2016, the Company recognized $129,358 and $122,270, respectively, as consulting expenses. As of December 31, 2017, the related services receivable amounted to $7,442.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

C.	Stock-Based Compensation (cont.)

1.	Grants to non-employees (cont.)

G.	In 2017, the Company issued 350,000 “E” warrants that are exercisable at $0.25 and expire two years from the date of issuance to purchase one share each of the Company’s common stock to two former employees parties as payment for services. The aggregate fair value of the warrants was $133,210. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). This amount will be recognized as consulting expense over the terms of the agreements. During the year ended December 31, 2017, the Company recognized $128,830 as consulting expenses. As of December 31, 2017, the related services receivable amounted to $4,380.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value of these warrants. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms. Shares issued for services are measured at the closing price as of the agreement date.

H.	In 2017, the Company issued 450,000 fully vested shares of common stock to Lyons Capital as payment for services. The fair value of these shares was measured at the closing price as of the date of the agreement and the related expenses will be recognized as consulting expense over the terms of the agreement. The aggregate fair value of the shares was $328,500. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). During the year ended December 31, 2017, an amount of $212,400 was recognized as business development expenses. As of December 31, 2017, the related services receivable amounted to $116,100.

I.	In 2017, the Company issued 416,127 fully vested shares of common stock to Jeff Smurlick as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2I). The shares were measured at the closing price as of the date of the agreement and the related expenses will be recognized as consulting expense over the terms of the agreement. During the year ended December 31, 2017, an amount of $259,754 was recognized as business development and investor relations consulting expenses. As of December 31, 2017, the related services receivable amounted to $110,599.

J.	On December 14, 2016, the Company issued 50,000 fully vested restricted shares of Common Stock to Securities Compliance Services for securities compliance services. The aggregate fair value of the restricted shares amounted to $19,000 and was fully recognized as legal expense in 2016.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

C.	Stock-Based Compensation (cont.)

2.	Grants to employees

In 2016, the Company approved the 2016 Employee Incentive Plan (the “2016 Plan”) which provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2016 Plan is 36,000,000 shares of common stock.

A.	In January 2016, the Company granted to certain employees 200,000 stock options which are exercisable into 200,000 shares of common stock at $0.05 per share. The fair value of these stock options was measured at $6,342.

B.	In December 2016, the Company granted 34,850,000 stock options which are exercisable into 34,850,000 shares of common stock under the 2016 plan at an exercise price of $0.05 per share. The granted stock options become vested over a 2 year period from its date of grant. The stock options vested 1/3 on the grant date and the remaining 2/3 will vest on a quarterly basis (8.33% per quarter).

C.	During the second quarter of 2017, the engagement of OWC’s CEO was terminated and the CFO resigned. These combined actions triggered the forfeiture of 10,456,094 options previously granted under the 2016 Plan. The forfeiture resulted in a reversal of $645,434 of previously recognized compensation expense in 2017 ($407,746 out of which was previously recognized as expense in 2016).

As such award was subject to a clawback feature for certain contingent events, such as termination for cause, the Company accounted for the cancellation of the award in accordance with the provisions of ASC 718-10-55. Thus, the Company recognized the original compensation cost related to that grant (which was determined to be less than the current fair value of such award) as a credit to the consolidated statement of comprehensive loss within the line item “General and administrative”.

D.	On August 1, 2017, the Company granted options exercisable into 3,000,000 shares to two officers under the plan at an exercise price of $0.05 per share. 1,500,000 options become vested over a 2 year period from its date of grant. The options shall vest 1/3 on the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The remaining 1,500,000 options become vested over a 3 year period from its date of grant. The options shall vest 1/3 on the first anniversary and the remaining 2/3 on a quarterly basis (8.33% per quarter). The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.8%-2.07%; expected volatility of 255%, and expected term of 5-6.5 years. The fair value of the options at the grant date was $1,019,139.

During the year ended December 31, 2017, the Company recognized stock-based compensation expense related to all employee awards amounting to $438,118.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

C.	Stock-Based Compensation (cont.)

2.	Grants to employees (cont.)

E.	The following table presents a summary of the status of the grants of stock options to employees, officers and directors under the 2016 Plan as of December 31, 2017.

	Amount	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Options outstanding at December 31, 2015	-	-
Granted	35,050,000	$0.05
Exercised	-	$0.00
Lapsed	-	$0.00
Options outstanding at December 31, 2016	35,050,000	$0.05	5.0	$4,398,700
Granted	3,000,000	$0.05
Exercise	(293,906)	$0.05
Lapsed	(10,456,094)	$0.05
Options outstanding at December 31, 2017	27,300,000	$0.05	4.6	$11,015,580
Options exercisable at December 31, 2017	16,766,668	$0.05	4.1	$6,753,794

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock on the last day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount is impacted by the changes in the fair value of the Company’s shares.

The exercise of 312,500 vested stock options by the former CFO resulted in a net share settlement of 293,906 shares of common stock and the forfeiture of 456,094 remaining vested and unvested stock options. In accordance with the original terms of the option agreement, the exercise was made on a cashless exercise basis based on the average market value of the common shares for the 10 days period preceding the date of exercise.

As of December 31, 2017, all options granted are expected to vest and the weighted-average remaining contractual life of all options is 4.6 years. The weighted-average fair value of all stock options granted during the years ended December 31, 2017 and 2016 was $0.34 and $0.13, respectively.

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	2017	2016

Risk-free interest rate	1.8%	1.1%
Dividend yield	-	-
Expected volatility	255%	269%
Expected term (in years)	5.5 - 6.5	5.0

As of December 31, 2017, there was $872,951 of total unrecognized compensation cost related to non-vested stock options granted under the 2016 Plan. This cost is expected to be recognized over a weighted-average period of 1.06 years.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

C.	Stock-Based Compensation (cont.)

2.	Grants to employees (cont.)

The following table summarizes information about stock options outstanding at December 31, 2017:

Exercise price	Outstanding at December 31, 2017	Weighted average remaining contractual life (months)	Exercise price	Exercisable at December 31, 2017	Weighted average remaining contractual life (months)

$0.05	27,100,000	55.0	$0.05	16,566,668	49.5
$0.10-$0.30	200,000	45.6	$0.20	200,000	45.6
	27,300,000			16,766,668

D.	Stock Warrants

1.	In 2017, the Company received $225,160 in cash from exercise of 1,750,642 stock warrants into 1,750,642 shares of common stock at exercise prices ranging from $0.08 to $0.40.

2.	In 2017, the consultant mentioned in Note (C.1.D), exercised 400,000 stock warrants into 334,450 shares of common stock. In accordance with the original terms of the warrant agreement, the exercise was made on a cashless exercise basis through a net share settlement based on the average market value of the common shares for the 10 days period preceding the date of such exercise.

3.	In 2017, the consultant mentioned in Note (C.1.C), exercised 400,000 stock warrants into 262,363 shares of common stock. In accordance with the original terms of the warrant agreement, the exercise was made on a cashless exercise basis through a net share settlement based on the average market value of the common shares for the 10 days period preceding the exercise date.

4.	The following table presents a summary of the status of the grants of stock warrants as of December 31, 2017:

	Amount	Weighted average exercise price	Weighted average remaining contractual term (months)	Aggregate intrinsic value

Warrants outstanding at December 31, 2015	15,631,602	$0.14
Granted	4,534,616	$0.26
Exercised	-	$0.00
Lapsed	(15,489,935)	$0.14
Warrants outstanding at December 31, 2016	4,676,283	$0.26	30.0	$127,600
Granted	6,225,228	$0.64
Exercised	(2,347,455)	$0.18
Lapsed	(203,187)	$0.34
Warrants outstanding at December 31, 2017	8,350,869	$0.56	14.1	$701,630
Warrants exercisable at December 31, 2017	8,350,869	$0.56	14.1	$701,630

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock on the last day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on December 31, 2017. This amount is impacted by the changes in the fair value of the Company’s shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

D.	Stock Warrants

The following table summarizes information about stock warrants outstanding at December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Amount	weighted average exercise price	Weighted average remaining life in months	Amount	weighted average exercise price

$ 0.01-$ 0.75	5,960,393	$0.34	16.8	5,960,393	$0.34
$ 0.76-$1 .40	2,390,476	$1.10	7.3	2,390,476	$1.10
Total Warrants	8,350,869			8,350,869

E.	Unsecured Notes Payable with Conversion Rights

On February 2, 2016, a convertible loan amounting to $78,500 was issued, bears interest at a rate of 8% per annum until paid or converted and had an original maturity date of November 2, 2016. Any or all of the outstanding balance of the note may be converted at the option of the holder at any time into common stock of the Company at a variable conversion price of 65% of market price. Upon the issuance of the convertible note, the Company bifurcated the embedded conversion feature and recorded an initial derivative liability of $41,974 (the estimated fair value at the date of grant based on the Binomial option pricing model) all of which was allocated as debt discount.

In 2015, the Company agreed to provide unsecured promissory note with an unrelated party for $37,500. The note was non-interest bearing and was due on September 16, 2016. The note had not been paid and was in default at September 30, 2016. The note had a future conversion right that allowed the holder to convert the principal balance into the Company’s common stock at the lender’s sole discretion at 50% of the then market price per share. In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a Beneficial Conversion Feature (“BCF”) existed because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF by using the intrinsic method as stipulated in ASC 470. The BCF of $37,500 had been recorded as a discount to the notes payable and to Additional Paid-in Capital in fiscal 2015 upon initial recognition of such note.

For the year ended December 31, 2016, the Company amortized $83,650 of the discount arising from the embedded derivative and BCF of the above described notes. The amortization has been reported as a component of Financing Expenses in the 2016 Consolidated Statement of Comprehensive Loss. As a result of the conversion described below, both notes were derecognized prior to December 31, 2016

During August and September 2016, in accordance with the original terms of the note, at the option of the note holders, the entire combined principal balance of $116,000 and accrued interest of $3,140 were converted into 53,844,599 shares of common stock. At the conversion date, the entire derivative liability associated with the bifurcated conversion feature was marked-to-market, resulting in an increase to the total derivative liability of $55,998 which was reclassified into additional paid-in capital on the conversion date. The change in derivative fair value was recorded as a derivative valuation charge within financing expenses in the 2016 consolidated statement of comprehensive loss (see also F below).

However, as the $37,500 note was in default, the Company was required to amend the conversion price to 25% of the market price, in accordance with the original terms of such note.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7	-	STOCKHOLDERS’ EQUITY (cont.)

F.	Embedded Conversion Feature

To properly account for the $78,500 convertible note issued in February 2016, as discussed in Note 7E, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC 815, to identify whether any equity-linked features in the notes are freestanding or embedded. The note was then analyzed in accordance with ASC 815 to determine if the anti-dilution feature should be bifurcated and accounted for at fair value and re-measured at fair value in income. The Company determined that the anti-dilution feature met the requirements for bifurcation, pursuant to ASC 815, due to the variable conversion price and therefore accounted for the anti-dilution features of the notes as a derivative liability. Changes in fair value of the derivative financial instruments were recognized in the Company’s statement of comprehensive loss as a derivative valuation gain or loss within financing expenses in the 2016 consolidated statement of comprehensive loss.

The adjustment to market of $55,998 resulted a charge of $14,024 during the year ended December 31, 2016.

The Company measured the conversion option derivatives using the lattice model. Assumptions used include:

●	life through the note maturity date
●	expected volatility-152%,
●	expected dividends-none
●	exercise prices as set forth in the agreements,
●	common stock price of the underlying share on the valuation date, and
●	number of shares to be issued if the instrument is converted

NOTE 8	–	GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,
	2017	2016
Salaries and related expenses(*)	1,568,209	91,962
Professional fees (*)	2,205,335	1,725,065
Travel and expenses	57,748	25,685
Depreciation	8,341	9,686
Insurance	34,197	20,600
Other	238,689	133,218
	4,112,519	2,006,216
(*) Including stock-based compensation expenses and amortization of services receivable	3,304,056	1,468,859

NOTE 9	–	FINANCING EXPENSES, NET

	US dollars
	Year ended December 31,
	2017	2016
Adjustments of convertible loans	-	180,340
Exchange differences on principal of non-current loan	-	16,972
Others, net	4,725	(8,057)
	4,725	189,255

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 10	-	INCOME TAXES

The Company and OWC are subject to taxation in the United States and Israel, respectively. In general, the U.S. federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in June 30, 2014 to present. The Israeli income tax returns remain open to examination beginning in 2013 to present. However, if and when the Company claims Net Operating Loss (“NOL”) carryforwards from any prior years against future taxable income, those losses may be examined by the taxing authorities.

1.	Tax rates applicable to the Company:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which makes broad and complex changes to the U.S. tax code that affected the year ended December 31, 2017, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 34% to 21%, (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (3) bonus depreciation that will allow for full expensing of qualified property, (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, and (5) a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings accumulated post 1986 through 2017 that were previously deferred from U.S. income taxes.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has calculated an estimate of the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the re-measurement of our net U.S. deferred tax asset, based on the rate at which we now expect to reverse in the future, was deferred tax expense of $131,653, but which was fully and equally offset by a corresponding reduction in the Company’s valuation allowance. The effect of the change in federal corporate tax rate from 34% to 21% is subject to change based on resolution of estimates used in determining the amounts of deferred tax assets and liabilities that were re-measured. The Company will reflect any adjustments to the provisional amounts in the period the accounting is completed and expects to complete this analysis within the one-year measurement period provided by SAB 118.

2.	Tax rates applicable to the subsidiary OWC:

a.	Taxable income of the Subsidiary is subject to the Israeli Corporate tax rate which was 25% in 2016 and 24% in 2017.

b.	On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.

c.	In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), a reduction of the corporate tax rate in 2017 from 25% to 24%, and in 2018 and thereafter from 24% to 23%.

The change in the tax rate has no impact on the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 10	-	INCOME TAXES (cont.)

3.	Net operating losses carry forward:

As of December 31, 2017, the Company has U.S. federal and state NOL carryforwards for United States tax purposes of approximately $1,012,712 which expire in years 2036-2039, if not utilized. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions provided by the Internal Revenue Code of 1986 (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c). The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2017, OWC has accumulated losses for tax purposes in the amount of approximately $2,556,097, which may be carried forward and offset against taxable income in the future for an indefinite period.

4.	As of December 31, 2017, the Company is not under examination by any jurisdiction for any tax year. The Company’s United States and Israeli income tax returns are open for fiscal years ending on or after December 31, 2014. OWC’s 2013 tax assessment are considered to be final.

5.	The components of pretax loss are as follows:

	In US Dollars
	December 31
	2017	2016
United States	(3,628,530)	(1,888,489)
Israel	(929,917)	(398,840)
	(4,558,447)	(2,287,329)

6.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	In US Dollars
	December 31
	2017	2016
Deferred tax assets:
Net operating loss carryforward	826,100	610,100
Research and development credits	367,200	53,700
Net deferred tax asset before valuation allowance	1,193,300	663,800
Valuation allowance	(1,193,300)	(663,800)
Net deferred tax assets	-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2017 and 2016.

7.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect to deferred taxes relating to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 11	-	RELATED PARTY TRANSACTIONS

1.	In 2017, Chief Executive Officer of OWCP and OWC received an annual cash compensation of approximately $63,000 and in 2016 received 10,000,000 stock options through the 2016 ESOP which are vested over a period of 2 years with an exercise price of $0.05 and were measured at the grant date in total value of $1,088,081.

2.	In 2017, Chairman of OWCP and OWC received an annual cash compensation of approximately $42,000 and 1,500,000 stock options through the 2016 ESOP which are vested over a period of 2 years with an exercise price of $0.05 and were measured at the grant date in total value of $509,475.

3.	In 2017, Chief Financial Officer of OWCP and OWC received an annual cash compensation of approximately $49,500 and 1,500,000 stock options through the 2016 ESOP which are vested over a period of 3 years with an exercise price of $0.05 and were measured at the grant date in total value of $509,664.

4.	In 2017, Chief Science Officer and Director of Research and Regulatory Affairs received an annual cash compensation of approximately $63,000 and in 2016 received 7,000,000 stock options through the 2016 ESOP which are vested over a period of 2 years with an exercise price of $0.05 and were measured at the grant date in total value of $761,657.

5.	In 2017, Chief Operating Officer of OWC received an annual cash compensation of approximately $63,000 and in 2016 received 7,000,000 stock options through the 2016 ESOP which are vested over a period of 2 years with an exercise price of $0.05 and were measured at the grant date in total value of $761,657.

The Chief Executive Officer, Chief Science Officer and Director of Research and Regulatory Affairs and the Chief Operating Officer are serving in the Company since 2014 and they are entitled to receive 60 days early notification of ending working relation and employee rights according to Israeli law, including severance pay (see also Note 2n). The Chairman and the Chief Financial Officer are serving in the Company since July 2017. The Chief Financial Officer is entitled to 90 days early notification of ending working relation and employee rights according to Israeli law, including severance pay.

NOTE 12	-	SUBSEQUENT EVENTS

1.	On December 12, 2017, the Company entered into a new agreement with Lyons Capital LLC. In consideration for services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference the Company issued 150,000 fully vested restricted shares of Common Stock. The fair value of the grant of approximately $72,000 will be recognized as an increase to the stockholders’ equity within the caption “Additional paid-in capital” and parallel offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”, which will be amortized to expense over the related service period.

2.	In January 2018, the Company received a payment of $105,282 for common stock subscriptions receivable.

3.	On February 12, 2018, the Company granted 150,000 stock options which are exercisable into 150,000 shares of common stock to Ms. Hannah Feuer, the Company’s Chairman of the Audit Committee. The options shall become vested over a 3-year period from its date of grant at an exercise price of $0.05.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 23, 2016, we determined not to re-engage our independent auditor, M&K CPAS, PLLC for our audit for the year ending December 31, 2016. The decision to change accountants was recommended and approved by our board of directors.

Effective December 23, 2016, we engaged Fahn Kanne & Co. Grant Thornton Israel, with offices located at 32 Hamasger Street, Tel-Aviv 6721118, Israel as our independent registered public accounting firm for the fiscal year ending December 31, 2016, effective immediately.

Reference is made to our Form 8-K Item 4.01 Changes in Registrant’s Certifying Accountant as filed with the SEC on December 28, 2016.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in the Company’s internal control over financing reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment and those criteria, we have concluded that our internal controls over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the year ended December 31, 2017. Management has identified corrective actions for the weaknesses and intends to implement procedures to address before mentioned material weaknesses during the fiscal year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2) See “Consolidated Financial Statements and Supplementary Data” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit	Description
3.1*	Articles of Incorporation, as amended.
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on November 21, 2012).
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12G/A on April 10, 2014).
10.2.1	Convertible Note, as amended, between the Company and Sheer Trust (incorporated by reference to Exhibit10.2(a) to the Company’s Form 10-12G filed on February 28, 2013).
10.2.2	Convertible Note, as amended, between the Company and Mediouni, (incorporated by reference to Exhibit 10.2(b)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.3	Convertible Note, as amended, between the Company and Shonfeld (incorporated by reference to Exhibit 10.2(c)(a) to the Company’s Form 10 filed on May 13, 2013).
10.2.4	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(d)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.5	Convertible Note, as amended, between the Company and Oofliam LLC (incorporated by reference to Exhibit 10.2(e)(a) to the Company’s Form 10 filed on May 13, 2013)
10.2.6	Convertible Note, as amended, between the Company and Mediouni (incorporated by reference to Exhibit 10.2(f)(a)2 to the Company’s Form 10 filed on May 13, 2013)
10.2.7	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(g)(a)2 to the Company’s Form 10 filed on May 13, 2013)
10.3	Agreement between the Company and Nickelshpur and CV (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G filed on February 28, 2013).
10.4	Agreement between the Company and Sensoil Ltd, dated April 17, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on April 10, 2014).
10.5	Services Agreement between the Company and Mr. Bignitz, dated October 2, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on April 23, 2015).
10.6	Services Agreement between the Company and Mr. De-Saban, dated October 2, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 as filed on April 23, 2015).
10.7	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s S-1/A filed on June 9, 2015).
10.8	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014, (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A filed on August 13, 2015).
10.9	Loan Agreement between the Company and Medmar LLC, dated September 28, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on September 30, 2016).
10.10	Termination Agreement and Mutual General Release between the Company and GUMI Tel Aviv Ltd dated February 3, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s S-1 filed on June 16, 2016).
10.11	Services Agreement between the Company and Shmuel De-Saban dated January 31, 2016, (incorporated by reference to Exhibit 10.14 to the Company’s S-1 filed on June 16, 2016).
10.12	Securities Purchase Agreement between the Company and Vis Vires Group, Inc. dated February 2, 2016, (incorporated by reference to Exhibit 10.15 to the Company’s S-1 filed on June 16, 2016).
10.13	Convertible Promissory Note issuable to Vis Vires Group, Inc. dated February 2, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s S-1 filed on June 16, 2016).
10.14	Unit Subscription Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on November 4, 2016).
10.15	Memorandum of Understanding between the Company and Michepro Holding Ltd. dated November 3, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on November 4, 2016).
10.16	License Agreement between the Company and Emilia Cosmetics Ltd dated November 27, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on November 28, 2016).
10.17	Research Agreement between One World Cannabis Ltd and Medical Research Infrastructure Development and Health Services Fund by Chaim Sheba Medical Center dated December 29, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on January 12, 2017).
10.18*+	Executive Employment Agreement by and between the Company and Alon Sinai, dated February 1, 2018
10.19+	Letter of Resignation of Mr. Shmuel De-Saban dated June 12, 2017 (incorporated by reference to Exhibit 17.5 to the Company’s Current Report on Form 8-K filed on June 15, 2017).
10.20*+	Executive Employment Agreement by and between the Company and Yossi Dagan, dated June 4, 2017
10.21*+	Executive Employment Agreement by and between the Company and Dr. Oron Yacoby Zeevi, dated February 18, 2018
10.22*+	Executive Consulting Agreement by and between the Company and Dr. Stanley Hirsch, dated July 24, 2017
10.23*	Audit Committee Charter.
10.24*+	2016 Employees Stock Option Plan
10.25*+	Employee’s Option Grant Form
21.1*	Subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan or arrangement

Item 16. 10-K Summary

None

-77-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWC PHARMACEUTICAL RESEARCH CORP.

Date: April 16, 2018	By:	/s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ Mordechi Bignitz	Chief Executive Officer and Director	April 16, 2018
Mordechi Bignitz	(Principal Executive Officer)

/s/ Yossi Dagan	Chief Financial Officer	April 16, 2018
Yossi Dagan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stanley Hirsch	Chairman of the Board
Stanley Hirsch		April 16, 2018

-78-