Form 10-K/A
period 2017-12-31
OWC Pharmaceutical Research Corp.
filed 2018-04-30
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends OWC Pharmaceutical Research Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on April 16, 2018, or the “Original Filing.” The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, this Amendment amends Item 15 of Part IV of the Original Filing to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “OWC,” “we,” “us,” and “our” refer to OWC Pharmaceutical Research Corp., a Delaware corporation, and its consolidated subsidiary, One World Cannabis Ltd., a company organized under the laws of Israel.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “ongoing,” “objective,” “plan,” “potential,” “project,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include , among other things, statements about our ability to continue as a going concern; our ability to generate revenue or achieve profitability, our ability to obtain additional financing on acceptable terms or at all, our ability obtain insurance coverage, our dependence on the success of cannabinoid technology, legal and regulatory developments in the United States and foreign countries, the success and timing of our preclinical and clinical trials, our ability to secure Israeli licenses to use cannabis for medical research, the rate and degree of market acceptance of cannabis-based medical products, our dependence on third parties, our ability to protect and defend against litigation and our ability to attract and retain key personnel. You should refer to the “Risk Factors” section in the Original Filing and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below contains information regarding our directors and executive officers as of April 30, 2018:

Name	Age	Position
Mordechai Bignitz	67	Chief Executive Officer and Director
Dr. Stanley Hirsch	61	Chairman of the Board
Hannah Feuer	63	Director and Chairperson of the Audit Committee
Yossi Dagan	43	Chief Financial Officer
Dr. Yehuda Baruch	61	Chief Medical and Regulatory Affairs Officer
Alon Sinai	51	Chief Operating Officer
Dr. Oron Yacoby Zeevi	57	Chief Science Officer

Mordechai Bignitz, Chief Executive Officer and Director. Mr. Bignitz was appointed Chief Executive Officer in July 2014 and to the Board of Directors and Chairman in September 2014. He resigned as Chairman with the appointment of Dr. Stanley Hirsch as Chairman on July 24, 2017. He has over 30 years of experience in investment banking specializing in all aspects of the planning, negotiation and execution of both domestic and international transactions. He also has extensive experience in investment management, financial systems, accounting and taxation. From 2006 to 2015 and from 2017 Mr. Bignitz served as the chairman of the investment committee of Migdal Capital Trust Ltd, From 2009 to 2011 Mr. Bignitz served as the chief executive officer of Gefen Energies Ltd., a private Israeli Company. During the past five years, he has served as a director of the following public companies: Arad Investment & Industrial Development Ltd since February 2014, traded on the Tel-Aviv Stock Exchange (“TASE”); Globe Exploration Limited Partnership since July 2013, traded on the TASE; Ellomay Capital Limited since 2011, engaged in investments in energy and infrastructures and traded on the NASDAQ and TASE; Israel Financial Levers Ltd, since 2007 to 2016, engaged in the real estate business and traded on the TASE; and Ablon Group Ltd from 2010 to 2013, engaged in the real estate business and traded on the London Stock Exchange. Mr. Bignitz holds a B.A degree in Economic and Accounting from the Tel Aviv university, Israel in 1982 and received his degree as a Certified Public Accountant in Israel in 1984. The Company believes that Mr. Bignitz’s many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had greater resources and operating history than the Company, renders him qualified to serve on the Board of Directors.

Dr. Stanley Hirsch, Chairman of the Board: Dr. Hirsch was appointed as Chairman of the Board on July 24, 2017. Has extensive executive and board level experience for more than the past 25 years in private and publicly listed companies in biopharmaceutical and agricultural biotech industries, among others, including direct experience in raising capital and leading M&A activity together with multi-cultural management skills, having managed companies in Israel, Brazil, UK, China and the United States. From May 2016 to the present, Dr. Hirsch has served as Chairman of the Board of Directors of Foamix Pharmaceuticals Ltd (NASDAQ: FOMX), an Israeli-based clinical-stage specialty pharmaceutical company in late-stage clinical development and commercializing two proprietary products for the treatment of acne, rosacea and other skin conditions. Foamix collaborates with leading global pharmaceutical companies in the creation and commercialization of its advanced skin treatment products. From August 2007 to the present, Dr. Hirsch has served as Group CEO of FuturaGene Limited and its predecessor company, FuturaGene Plc, which was listed on the AIM-London Stock Exchange, prior to acquisition by Suzano Pulp and Paper of Brazil (SUZB, BOVESPA, Sao Paulo) in July 2010. FuturaGene Limited is a world leader in the development of environmentally friendly solutions that improve and protect crop yields, engaged in the development and delivery of sustainable genetic solutions for global forestry, biopower, biofuels, and agricultural markets. Dr. Hirsch’s educational experience includes a D.Phil in Cell Biology and Immunology from Oxford University, UK, in 1982, a B.Sc. degree with honors in Medical Biochemistry from the University of Capetown, South Africa in 1979, among other academic honors and awards from Oxford University and University of Capetown. Dr. Hirsch was selected to serve as our Chairman of the Board because he has extensive leadership experience with other major corporations.

Ms. Hannah Feuer, Director and Chairperson of the Audit Committee: Effective October 31, 2017, the Company appointed Ms. Hannah Feuer as a Director and Chairperson of the Company’s Audit Committee. Ms. Feuer is a Senior CFO with more than 20 years of experience in capital markets and management in financial institutions. During Ms. Feuer’s professional career, she has developed significant expertise working with boards of directors of both financial institutions and major companies and has extensive knowledge of public offerings and underwriting, as well as raising and managing private equity funds. In depth knowledge of operational management, including procurement and human resources. Since 2003, Ms. Feuer has served as group CFO of Poalim Capital Markets, one of Israel’s leading investment banks and a subsidiary of Bank Hapoalim, Israel’s largest financial group. She has also served as an independent director at Negev Ceramics Ltd from 2007 to 2012, prior to which Ms. Feuer served as a director at Bagir Ltd. from 2007 to 2009. Ms. Feuer received her B.A. degree in Accounting and Economics from the University of California State Northridge in 1983 and B.A. degree with Honors in Sociology from the University of Tel Aviv, Israel in 1980. Ms. Feuer was selected to serve our Chairperson of the Audit Committee because she possesses particular knowledge and experience of many years as a CFO in corporate finance and strategic planning.

Yossi Dagan, Chief Financial Officer: Mr. Dagan was appointed CFO on July 1, 2017. He is a Certified Public Accountant. From 2015 to 2017, Mr. Dagan has served as CFO of Top Image Systems Ltd (NASDAQ: TISA), a reporting company under the Securities Exchange Act of 1934 organized under the laws of Israel. TISA is a global company that employs 220 employees, principally in the US, Israel, Germany, UK, Singapore, Japan and Brazil. Prior to his position as CFO of TISA, Mr. Dagan served as VP of Finance at Kenshoo, an Israeli based global SaaS company employing 600 employees. At Kenshoo, Yossi was responsible for all aspects of Finance, including leading the financial planning and analysis team through a $100 million budget preparation which included revenue modeling, forecasting and application of other economic models. Prior to Kenshoo, Mr. Dagan served as Corporate Controller at Imperva Inc. (NYSE: IMPV), a leading provider of cyber security solutions in the cloud and on premises that protect business-critical data and applications. At Imperva, he was responsible for all accounting, tax and treasury operations and was centrally involved in the company moving from an early stage start-up through an initial public offering to become a successful global public company. Prior to Imperva, Mr. Dagan was a manager at PriceWaterhouseCoopers. He is a CPA and holds a BA in Accounting and Business from The College of Management. Mr. Dagan began his accounting career at PriceWaterhouseCoopers in Israel in 2003, received his degree as a Certified Public Accountant in Israel in 2005 and received his Bachelor of Business degree with a major in accounting in 2003 from The College of Management, Rishon Le’Zion, Israel.

Key Medical Personnel of our Israeli Subsidiary, One World Cannabis Ltd.

Dr. Oron Yacoby Zeevi, Chief Scientific Officer: Dr. Yacoby Zeevi has more than 20 years of extensive scientific experience with both private and publicly listed companies in the biopharmaceutical industry. In 2008, Dr. Yacoby Zeevi joined Neuroderm Ltd (Nasdaq: NDRM), a clinical-stage pharmaceutical company developing next-generation treatments for central nervous system (CNS) disorders as the Vice President of Research and was promoted to the position of VP R&D. From October 2016 until her recent departure, she served as Chief Scientific Officer of Neuroderm, which was sold to Mitsubishi Tanabe Pharma for US $1.1 billion in July 2017. Dr. Yacoby Zeevi, is the inventor of over 50 issued patents and patents pending. Her expertise lies in industry-oriented innovation and scientific research, accelerating and orchestrating the evolution of new ideas through R&D PoC, IP, CMC, early efficacy and safety trials, regulatory affairs and market landscape mapping in fields of unmet medical needs, towards development of commercially viable pharmaceutical or agricultural products. Dr. Yacobi Zeevi earned her PHD in micro biology and immunology from the Ben Gurion University of Be’er Sheva, Israel and also holds a degree of Doctor in Veterinary Medicine from the Hebrew University of Jerusalem.

Alon Sinai, Chief Operating Officer.: Mr. Sinai has served with our subsidiary since July 1, 2014. He serves as our liaison with the major Israeli medical institutions in negotiating our collaboration agreements. He is a retired Lieutenant-Colonel who served in the Medical Corps of IDF from 1987 to 2013. Mr. Sinai successfully completed the NATO School Oberammergau Program, NATO’s individual training and education facility at the operational level. Mr. Sinai recently served as Head of the Doctrine, Instruction and Training Department of the IDF, where he was responsible for commanding and developing emergency medical facilities, writing professional doctrine and literature for the IDF Medical Corps and working with foreign militaries. Mr. Sinai is currently pursuing his Ph.D. in Health Systems Management at Ben-Gurion University of the Negev, where he previously earned an MA in Health Systems Management and a B.EMS in Emergency Medicine.

Dr. Yehuda Baruch, Chief Medical Officer and Regulatory Affairs Officer: Dr. Baruch has been employed with our subsidiary since January 2015. Dr. Baruch served as Head of the Israeli Ministry of Health’s Medical Marijuana Program from 2001 through 2012, directing its efforts on regulation, chaired the indication committee, secured Helsinki Approvals for medical research, and managed regulation of patient licensing and dosage. Dr. Baruch has extensive experience in researching medical cannabis, most notably for its effect on PTSD. From 2004 until 2014, Dr. Baruch also served as CEO of Abarbanel Mental Health Center in Bat Yam, Israel, prior to which, he was the director of Israel’s Ministry of Health medical management division, and director general of Be’er Yakov Mental Health Center. He has taught at Ben-Gurion University of the Negev and Tel Aviv University’s Sackler School of Medicine. As Colonel in the Israeli Defense Force’s Medical Corps, Dr. Baruch was the director of the Israeli field hospital in India following the 2001 earthquake and was the director of the joint USA-Israel Mental Health Team operation in Sri Lanka following the 2004 tsunami. Dr. Baruch was the director of the Health Administration Division in the Israel Ministry of Health for five years from 1999 to 2004 and for the past 10 years has been the director of Abarbanel Mental Health Center and lecturer at Ben Gurion and Bar Ilan Universities. Dr. Yehuda Baruch has a MD and MHA both from Tel Aviv University.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Board Leadership Structure

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interest of the Company and its shareholders to separate these roles. Mr. Bignitz’s served as a both the Chairman of our Board of Directors and our Chief Executive Officer until July 24, 2017. Dr. Stanley Hirsch was appointed as Chairman of the Board on July 24, 2017. He has extensive executive and board level experience for more than the past 25 years in private and publicly listed companies in biopharmaceutical and agricultural biotech industries, among others, including direct experience in raising capital and leading M&A activity together with multi-cultural management skills, having managed companies in Israel, Brazil, UK, China and the United States.

Director Independence

Mr. Hirsch and Ms. Hannah Feuer are independent directors and Mr. Bignitz is not “independent” as such term is defined by the applicable listing standards of The Nasdaq Stock Market LLC.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, which is comprised of a majority of independent directors. Ms. Hannah Feuer is the Chairperson of our Audit Committee. Dr. Hirsch and Mr. Bignitz are also members of the Audit Committee.

The Board of Directors has determined that Ms. Feuer, a Chairperson of our audit committee, is an audit committee financial expert and is independent pursuant to the rules of the NASDAQ Stock Market. Ms. Feuer has extensive financial experience, she is a Senior CFO with more than 20 years of experience in capital markets and management in financial institutionsCode of Ethics

Because we are a small reporting company and include only five employees, we have not previously adopted a code of ethics. However, we plan to adopt a code of ethics in 2018.

Potential Conflicts of Interest

Since we did not have an audit or compensation committee that was comprised of a majority of independent directors until October 2017, the functions that would have been performed by such committees were performed by our Board of Directors. Thus, there was a potential conflict of interest in that until July 24, 2017, when Mr. Hirsch was appointed to a Chairman of the board as the first and only independent director, our previously sole director was also the chief executive officer and had the authority to determine issues concerning management compensation, in essence their own compensation, and audit issues that may have affected management decisions. We are not aware of any other conflicts of interest that exist or may have existed with any of our executives or directors.

Board’s Role in Risk Oversight-Audit Committee

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, effective October 31, 2017, we established an Audit Committee with the appointment of Hannah Feuer, a newly appointed Director, serving as Chairperson of the Audit Committee.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and named Executive Officers, and anyone who beneficially owns ten percent (10%) or more of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Persons required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2017 and (ii) certain written representations of our officers and directors, we believe that our current officers and directors required to file reports pursuant to Section 16(a) of the Exchange Act, have filed all Section 16(a) reports with ownership disclosure effective as of December 31, 2017. While these Section 16(a) reports were filed subsequent to the year-ended December 31, 2017, our officers and directors have undertaken to remain in compliance with the requirements of Section 16(a) and file the requisite ownership reports on a timely basis.

The table below depicts late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form as follows:

Name of person	Number of late reports	Number of transactions not reported on a timely basis	Failure to file required form

Mordechai Bignitz	2	1 in 2016	Form 4 for grant of options in 2016. Form 5 for fiscal year 2016

Yossi Dagan	2	1 in 2017	Form 3 for appointment as Chief Financial Officer. Form 4 for grant of options in 2017 not yet filed.

Dr. Yehuda Baruch	3	1 in 2016 0 in 2017	Form 3 for appointment as Chief Science Officer and Regulatory Affairs Officer (filed in June 2017). Form 4 for grant of options in 2016 not yet filed. Form 5 for fiscal year 2016

Alon Sinai	5	2 in 2014 1 in 2016	Form 4 for shares purchased in October 2014. Form 4 for share purchased in December 2014. Form 4 for grant of options in 2016. Form 5 for fiscal years 2014 and 2016

Ziv Terner (1)	1	1 in 2017	Form 4 for sell of Shares of Common Stock

Shmuel De-Saban (2)	1	1 in 2017	Form 4 for exercise of options into Shares of Common Stock in 2017

Dr. Stanley Hirsch	3	1 in 2017	Form 3 for appointment as Director. Form 4 for grant of options in 2017. Form 5 for fiscal year 2017

Ms. Hannah Feuer	1	0 in 2017	Form 3 for appointment as Director.

(1)	Ziv Terner was terminated by the Company for cause on April 6, 2017.

(2)	Shmuel De-Saban resigned from the Company on June 12, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2017 and 2016 to persons covered by Item 401(m)(2) of Regulation S-K (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
Mordechai Bignitz, CEO and Director (1)	2017	$63,000	―	$561,000	$624,000
	2016	$32,000	―	$402,000	$32,000

Dr. Yehuda Baruch, Chief Medical Officer and Regulatory Affairs Officer (2)	2017	$76,000	―	$393,000	$469,000
	2016	$32,000	―	$282,000	$314,000

Alon Sinai, Chief Operating Officer (3)	2017	$63,000	―	$393,000	$456,000
	2016	$32,000	―	$282,000	$314,000

(1)       On July 15, 2014, the Company entered into a service agreement with Mr. Bignitz pursuant to which Mr. Bignitz agreed to serve as our Chief Executive Officer. In 2016, Mr. Bignitz’ compensation was approximately $3,000 per month. On June 1, 2017 Mr. Bignitz’s compensation was increased to approximately $7,000 per month. In addition, On December 15, 2016, the Company granted 10,000,000 options to Mr. Bignitz at an exercise price of $0.05. The options shall vest 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years. Mr. Bignitz is entitled to a 60-day early notice period upon termination of his employment agreement.

(2)       Dr. Baruch was appointed Chief Science Officer on November 2, 2016 and effective February 18, 2018 was appointed as Chief Medical and Regulatory Affairs Officer. Prior to his appointment, Dr. Baruch served as Director of Research and Regulatory Affairs since July 15, 2014. In 2016, Dr. Baruch’s compensation was determined to approximately $3,000 per month. On June 1, 2017 Dr. Baruch’s compensation was increased to approximately $7,000 per month. Dr. Baruch is entitled to certain pension benefits that amounted to approximately $8,000 and $4,000 in 2017 and 2016, respectively. In Addition, Dr. Baruch holds a company Car. On December 15, 2016, the Company granted 7,000,000 options to Dr. Baruch at an exercise price of $0.05. The options shall vest 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years. Dr. Baruch is entitled to a 60-day early notice period upon termination of his employment agreement.

(3)       Mr. Sinai was appointed Chief Operating Officer on July 1, 2014. In 2016, Mr. Sinai’s compensation was determined to approximately $3,000 per month. On June 1, 2017 Mr. Sinai’s compensation was increased to approximately $7,000 per month. In addition, On December 15, 2016, the Company granted 7,000,000 options to Mr. Sinai at an exercise price of $0.05. The options shall vest 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years. Mr. Sinai is entitled to a 30-day period upon termination of his agreement.

Agreements with other Executive Officers.

On July 11, 2014, the Company entered into a services agreement with Shmuel De-Saban our former CFO, pursuant to which Mr. De-Saban agreed to serve as our Chief Financial Officer for compensation consisting of 132,500 shares of common stock issued on October 23, 2014 and 62,916 shares of common stock issued on December 22, 2014. On October 2, 2014, the Company entered into a supplement to the employment agreement with Mr. De-Saban pursuant to which it issued Mr. De-Saban options to purchase 977,080 shares of common stock at an exercise price of $0.01, which options expire on October 1, 2018. The options shall vest upon the achievement of certain milestones by our subsidiary. As of December 31, 2015, no milestone has been achieved and no options have vested. Mr. De-Saban agreed to forfeit his options on January 31, 2016 in connection with entry into a new services agreement. On January 31, 2016, the Company and Mr. De-Saban entered into a new services agreement pursuant to which he agreed to serve as our Chief Financial Officer for compensation consisting of 195,416 shares of common stock. Either party was permitted to terminate the agreement without cause upon 30 days-notice. On June 15, 2017 Mr. De-Saban resigned from his role as our Chief Financial Officer.

On June 24, 2017, the Company entered into an employment agreement with Yossi Dagan our CFO. Mr. Dagan is entitled to a monthly gross base salary of approximately $7,000 and social benefits including certain pension and education benefits. In addition Mr. Dagan is entitled to expense reimbursement of approximately $100 per month and cellular phone expense reimbursement. Mr. Dagan has been granted 1,500,000 options at an exercise price of $0.05, the options shall vest 1/3 on the first anniversary and the remaining 2/3 on a quarterly basis. Upon continuance of Mr. Dagan’s employment, all options should become fully vested by the second anniversary of the commencement date. Mr. Dagan is entitled to a 90-day early notice period upon termination of the employment agreement.

Aggregated Option Exercises and Fiscal Year-End Option Value

During the year ended December 31, 2017 Mr. De-Saban exercised 293,906 options into our shares of Common Stock and the remaining outstanding options of 456,094 were forfeited.

Compensation of Directors

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
Dr. Stanley Hirsch, Chairman (1)	2017	42,000	―	$499,000	541,000
Ms. Hannah Feuer, Audit Committee Chairperson (2)	2017	―	―	―	―
Mordechai Bignitz, CEO and Director	2017	$63,000	―	$561,000	$624,000

(1)	On July 24, 2017, the Company entered into a consulting agreement with Dr. Stanley Hirsch our Chairman of the board. Mr. Hirsch is entitled to a monthly payment of approximately $7,000. In addition Mr. Hirsch has been granted 1,500,000 options at an exercise price of $0.05, the options shall vest 1/3 on the grant date, 1/3 on the first anniversary and the remaining options shall vest on a quarterly basis from the first anniversary. Dr. Hirsch is entitled to an early notice of 60 days upon termination of the consulting agreement.

(2)	On October 31, 2017 Ms. Hannah Feuer was appointed to serve as our Audit Committee Chairperson. Ms. Feuer’s is entitled to a compensation of $950 for attendance at meetings of our Board of Directors; (ii) $560 for telephonic participation at meetings of our Board of Directors; (iii) $470 for execution of resolutions of our Board of Directors. In addition, on February 12, 2018 Ms. Feuer has been granted 150,000 options at an exercise price of $0.05. The options shall vest 1/3 on the first anniversary and the remaining 2/3 on a quarterly basis. In 2017 there were no payments made to Ms. Feuer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mordechai Bignitz	6,666,667	3,333,333	0.05	December 14, 2026
Yehuda Baruch	4,666,667	2,333,333	0.05	December 14, 2026
Alon Sinai	4,666,667	2,333,333	0.05	December 14, 2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of the common stock as of April 30, 2018, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, (4) our directors and officers as a group and (5) certain employees of our subsidiary. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated below, the address for each beneficial owner listed is c/o OWC Pharmaceutical Research Corp., at 2 Ben Gurion Street, P.O. Box 73, Ramat Gan, 5257334, Israel.

	Shares Beneficially Owned(1)
	Number	Percent
Name and Address of Beneficial Owner**
Directors and Named Executive Officers:
Mordechai Bignitz(2)	8,333,333	5.3%
Dr. Stanley Hirsch(3)	500,000	*
Ms. Hannah Feuer(4)	-	*
Alon Sinai(5)	6,844,583	4.4%
Dr. Yehuda Baruch(6)	7,953,333	5.1%
All directors and current executive officers as a group (7 persons)(7)	23,631,249	13.8%

* Less than one percent

(1) Represents shares of common stock outstanding as of April 30, 2018 including 20,500,000 shares of common stock that may be acquired by our officers and directors upon exercise of options, warrants and other rights exercisable within 60 days of April 30, 2018.

(2) Consists of 7,500,000 shares of our common stock held by Mordechai Bignitz and 833,333 shares of our common stock issuable upon the exercise of options exercisable within 60 days following April 30, 2018.

(3) Consists of 500,000 shares of our common stock held by Dr. Stanley Hirsch issuable upon the exercise of options exercisable within 60 days following April 30, 2018.

(4) There are no vested options held by Ms. Feuer or exercisable within 60 days following April 30, 2018.

(5) Includes 1,011,250 shares of our common stock, 4,666,667 shares of our common stock issuable upon the exercise of options and 583,333 shares of our common stock issuable upon the exercise of options exercisable within 60 days following April 30, 2018.

(6) Includes 2,120,000 shares of our common stock, 4,666,667 shares of our common stock issuable upon the exercise of options and 583,333 shares of our common stock issuable upon the exercise of options exercisable within 60 days following April 30, 2018.

(7) See footnotes (2) to (6).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Other than the compensation paid to our executive officers or as disclosed below, during the fiscal year 2017 there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer of the Company or executive officer of our subsidiary, or beneficial holder of more than 5% of the outstanding common stock , or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective December 23, 2016, the Company’s Board of Directors engaged Fahn Kanne & Co. Grant Thornton Israel (“Fahn Kanne”) as its independent auditor for the year ended December 31, 2016. On February 12, 2018 the Company’s Audit Committee re-engaged Fahn Kanne as its independent auditor for the year ended December 31, 2017

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Fahn Kanne for the audit of the Registrant’s annual financial statements for the years ended December 31, 2017 and 2016.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees (1)	$16,649	$15,750

(1)       Audit fees consist of fees for professional services rendered for the audit of our financial statements, review of interim financial statements and assistance with our periodic reports on Form 10-K and 10-Q filed with the SEC.

As of December 31, 2017, we did not have a formal, documented pre-approval policy for the fees of the principal accountant. Following the establishment of our Audit Committee on October 31, 2017, our Audit Committee reviews and approves all fees to our principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents were filed as part of the Original Report:

Item 15(a). The documents listed below are filed as part of this Amendment.

Item 15(a)(1) and (2). See Item 8, “Financial Statements and Supplementary Data” in the Original Filing. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

Item 15(a)(3). The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

Exhibit	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K on April 16, 2018).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on November 21, 2012).
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12G/A on April 10, 2014).
10.2.1	Convertible Note, as amended, between the Company and Sheer Trust (incorporated by reference to Exhibit10.2(a) to the Company’s Form 10-12G filed on February 28, 2013).
10.2.2	Convertible Note, as amended, between the Company and Mediouni, (incorporated by reference to Exhibit 10.2(b)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.3	Convertible Note, as amended, between the Company and Shonfeld (incorporated by reference to Exhibit 10.2(c)(a) to the Company’s Form 10 filed on May 13, 2013).
10.2.4	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(d)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.5	Convertible Note, as amended, between the Company and Oofliam LLC (incorporated by reference to Exhibit 10.2(e)(a) to the Company’s Form 10 filed on May 13, 2013).
10.2.6	Convertible Note, as amended, between the Company and Mediouni (incorporated by reference to Exhibit 10.2(f)(a)2 to the Company’s Form 10 filed on May 13, 2013)
10.2.7	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(g)(a)2 to the Company’s Form 10 filed on May 13, 2013).
10.3	Agreement between the Company and Nickelshpur and CV (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G filed on February 28, 2013).
10.4	Agreement between the Company and Sensoil Ltd, dated April 17, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on April 10, 2014).
10.5	Services Agreement between the Company and Mr. Bignitz, dated October 2, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on April 23, 2015).
10.6	Services Agreement between the Company and Mr. De-Saban, dated October 2, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 as filed on April 23, 2015).
10.7	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s S-1/A filed on June 9, 2015).
10.8	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014, (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A filed on August 13, 2015).
10.9	Loan Agreement between the Company and Medmar LLC, dated September 28, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on September 30, 2016).
10.10	Termination Agreement and Mutual General Release between the Company and GUMI Tel Aviv Ltd dated February 3, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s S-1 filed on June 16, 2016).
10.11	Services Agreement between the Company and Shmuel De-Saban dated January 31, 2016, (incorporated by reference to Exhibit 10.14 to the Company’s S-1 filed on June 16, 2016).
10.12	Securities Purchase Agreement between the Company and Vis Vires Group, Inc. dated February 2, 2016, (incorporated by reference to Exhibit 10.15 to the Company’s S-1 filed on June 16, 2016).
10.13	Convertible Promissory Note issuable to Vis Vires Group, Inc. dated February 2, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s S-1 filed on June 16, 2016).
10.14	Unit Subscription Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on November 4, 2016).
10.15	Memorandum of Understanding between the Company and Michepro Holding Ltd. dated November 3, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on November 4, 2016).
10.16	License Agreement between the Company and Emilia Cosmetics Ltd dated November 27, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on November 28, 2016).

10.17	Research Agreement between One World Cannabis Ltd and Medical Research Infrastructure Development and Health Services Fund by Chaim Sheba Medical Center dated December 29, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on January 12, 2017).
10.18+	Executive Employment Agreement by and between the Company and Alon Sinai, dated February 1, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K on April 16, 2018).
10.19+	Letter of Resignation of Mr. Shmuel De-Saban dated June 12, 2017 (incorporated by reference to Exhibit 17.5 to the Company’s Current Report on Form 8-K filed on June 15, 2017).
10.20+	Executive Employment Agreement by and between the Company and Yossi Dagan, dated June 4, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K on April 16, 2018).
10.21+	Executive Employment Agreement by and between the Company and Dr. Oron Yacoby Zeevi, dated February 18, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K on April 16, 2018).
10.22+	Executive Consulting Agreement by and between the Company and Dr. Stanley Hirsch, dated July 24, 2017 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K on April 16, 2018).
10.23+	2016 Employees Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K on April 16, 2018).
10.24+	Employee’s Option Grant Form (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K on April 16, 2018).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K on April 16, 2018).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Form 10-K on April 16, 2018).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Form 10-K on April 16, 2018).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Form 10-K on April 16, 2018).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Form 10-K on April 16, 2018).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Form 10-K on April 16, 2018).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Form 10-K on April 16, 2018).

* Filed herewith

** Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWC PHARMACEUTICAL RESEARCH CORP

Date: April 30, 2018	By:	/s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ Mordechi Bignitz	Chief Executive Officer and Director	April 30, 2018
Mordechi Bignitz	(Principal Executive Officer)

/s/ Yossi Dagan	Chief Financial Officer	April 30, 2018
Yossi Dagan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stanley Hirsch
Stanley Hirsch	Chairman of the Board	April 30, 2018

