Form 10-Q
period 2018-03-31
OWC Pharmaceutical Research Corp.
filed 2018-05-15
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-54856

OWC PHARMACEUTICAL RESEARCH CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Ben Gurion st, Ramat Gan, Israel	5257334
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972-72-260-8004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2018, the registrant had 147,758,908 shares of common stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate” and “continue,” or the negative of such terms or other similar expressions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we caution you that these statements are based on our good faith projections of the future that are subject to known and unknown risks and uncertainties and other factors, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to generate revenue or achieve profitability;
●	our ability to obtain additional financing on acceptable terms, if at all;
●	our ability to obtain insurance coverage;
●	performance of our information technology and storage systems;
●	a disruption of breach of our information technology systems;
●	our dependence on the success of cannabinoid technology;
●	our ability to keep pace with technological advances;
●	legal and regulatory developments in the United States and foreign countries;
●	the success and timing of our preclinical and clinical trials;
●	our ability to secure Israeli licenses to use cannabis for medical research;
●	the rate and degree of market acceptance of cannabis-based medical products;
●	the success of competing products or therapies that become available;
●	our dependence on third parties;
●	the performance of third parties upon which we depend;
●	our ability to obtain and maintain protection for our intellectual property;
●	our ability to protect and defend against litigation, including intellectual property claims;
●	our ability to obtain licenses, if necessary, on commercially reasonable terms or at all;
●	our ability to attract and retain key personnel;
●	risks related to operating in Israel;
●	the volatility of the price of our Common Stock;
●	the marketability of our Common Stock;
●	our broad discretion to invest or spend the proceeds from our financings in ways with which our stockholders may not agree and may have limited ability to influence; and
●	other risks and uncertainties, including those listed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, we undertake no obligation to publicly update or revise any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events otherwise, except as required by law.

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “OWC,” “we,” “us,” and “our” refer to OWC Pharmaceutical Research Corp., a Delaware corporation, and its consolidated subsidiary, One World Cannabis Ltd., a company organized under the laws of Israel.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	691,558	970,542
Prepaid expenses	11,669	74,298
Total Current Assets	703,227	1,044,840

Property and Equipment	32,919	16,243

Total Assets	736,146	1,061,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	70,926	64,814
Other current liabilities	63,546	105,671
Deferred revenue	100,000	100,000
Total Current Liabilities	234,472	270,485

Total Liabilities	234,472	270,485

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized at March 31, 2018 and December 31, 2017 ; no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2018 and December 31, 2017 ; 147,758,908 shares issued and outstanding at March 31, 2018 and December 31, 2017	1,478	1,478
Additional paid-in capital	16,513,950	16,168,469
Services receivable	(284,095)	(524,792)
Common stock subscriptions receivable	(238,724)	(344,006)
Accumulated deficit	(15,494,051)	(14,516,912)
Accumulated other comprehensive income	3,116	6,361
Total Stockholders’ Equity	501,674	790,598

Total Liabilities and Stockholders’ Equity	736,146	1,061,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three Months Ended March 31,
	2018	2017
	(unaudited)
Operating expenses:
Research and development	155,333	34,016
General and administrative	821,181	1,401,349
Total operating expenses	976,514	1,435,365

Operating loss	(976,514)	(1,435,365)

Other expenses:
Financing expenses, net	(625)	-
Net Loss	(977,139)	(1,435,365)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,245)	6,969

Comprehensive loss	(980,384)	(1,428,396)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	147,758,908	143,028,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
US dollars (except share data)
Balance at December 31, 2016	139,447,782	1,395	11,039,102	(592,083)	(395,011)	(9,958,465)	6,050	100,988
Stock-based compensation	100,000	1	2,049,738	-	-	-	-	2,049,739
Financial instruments issued for services to be received	1,166,127	12	1,187,014	(1,187,026)	-	-	-	-
Amortization of services receivable				1,254,317	-	-	-	1,254,317
Common stock issued upon exercise of warrants	1,750,642	18	225,142	-	-	-	-	225,160
Common stock issued upon exercise of options and warrants on cashless basis	890,719	8	(8)	-	-	-	-	-
Payments received on subscriptions receivable	-	-	-	-	51,005	-	-	51,005
Common stock issued for cash @$0.13 together with detachable warrants	904,924	9	117,631	-	-	-	-	117,640
Common stock issued for cash @$0.17 together with detachable warrants	588,237	6	99,994	-	-	-	-	100,000
Common stock issued for cash @$0.25 together with detachable warrants	520,000	5	129,995	-	-	-	-	130,000
Common stock issued for cash @$0.50 together with detachable warrants	1,767,250	18	883,607	-	-	-	-	883,625
Common stock issued for cash @$0.70 together with detachable warrants	623,227	6	436,254	-	-	-	-	436,260
Other comprehensive income	-	-	-	-	-	-	311	311
Net loss	-	-	-	-		(4,558,447)		(4,558,447)
Balance at December 31, 2017	147,758,908	1,478	16,168,469	(524,792)	(344,006)	(14,516,912)	6,361	790,598
Stock-based compensation	-	-	345,481	-	-	-	-	345,481
Amortization of services receivable	-	-	-	240,697	-	-	-	240,697
Payments received on subscriptions receivable	-	-	-	-	105,282	-	-	105,282
Other comprehensive loss	-	-	-	-	-	-	(3,245)	(3,245)
Net Loss	-	-	-	-	-	(977,139)	-	(977,139)
Balance at March 31, 2018 (unaudited)	147,758,908	1,478	16,513,950	(284,095)	(238,724)	(15,494,051)	3,116	501,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three Months Ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net Loss	(977,139)	(1,435,365)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation	1,564	2,450
Stock-based compensation	345,481	1,057,904
Amortization of services receivable	240,697	178,866
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	62,629	(4,246)
Increase (decrease) in accounts payable	(1,648)	(2,631)
Increase (decrease) in other current liabilities	(42,125)	5,431
Cash used in operating activities:	(370,541)	(197,591)

Cash flows from investing activities:
Purchase of property and equipment	(10,480)	(1,080)
Cash used in investing activities	(10,480)	(1,080)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	1,650,900
Proceeds from the exercise of warrants	-	66,666
Proceeds from the payment of stock subscriptions	105,282	-
Proceeds of debt borrowings, net of related expenses	-	50,000
Cash provided by financing activities	105,282	1,767,566

Foreign currency translation adjustments on cash and cash equivalents	(3,245)	6,969

Change in cash and cash equivalents	(278,984)	1,575,864
Balance of cash and cash equivalents at beginning of period	970,542	472,282
Balance of cash and cash equivalents at end of period	691,558	2,048,146
Supplemental cash flow information:
Non-cash transactions:
Net share settlement of warrant exercise	-	130,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1	–	GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is a medical cannabis-based research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Product Prospects”) for the treatment of multiple myeloma, psoriasis, chronic pain syndromes, fibromyalgia PTSD and development of unique delivery systems. These include a cannabis-based topical cream, cannabis sublingual disintegrating tablet and advanced Nasal delivery.

The accompanying consolidated financial statements of OWCP and its wholly owned subsidiary One World Cannabis, Ltd. (“OWC” or the “Israeli subsidiary”) were prepared from the accounts of the Company under the accrual basis of accounting.

B.	Liquidity

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations and therefore is dependent upon external sources for financing its operations. As of March 31, 2018, the Company has an accumulated deficit of $15,494,051. In addition, during the three months ended March 31, 2018, the Company reported losses and negative cash flows from operating activities.

On April 30, 2018, the Company entered into and consummated a Securities Purchase Agreement with a new investor, pursuant to which, the Company issued (i) 500 shares of Preferred Stock designated as Series A Preferred Stock that are convertible into 25,000,000 shares of common stock and (ii) Warrants that are eligible for conversion into 12,500,000 shares of common stock for an aggregate purchase price of $5,000,000 (see also Note 5).

Raising of funds mitigates any substantial doubt related to the Company’s ability to continue as a going concern.

C.	Risk factors

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from the estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to stock-based compensation related to employees and non-employees awards.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2017 and the condensed consolidated statement of changes in stockholders’ equity for the year then ended have been derived from the consolidated financial statements contained in our Annual Report on form 10-K.

The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Net Loss Per Share

Diluted loss per share for the three months ended March 31, 2018 and 2017, excludes the impact of common stock options and common stock warrants, totaling 27,005,370 and 18,884,843 shares, respectively, as the effect of their inclusion would be anti-dilutive, due to the net loss.

B.	Recent Accounting Pronouncements

1.	In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted.

The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

2.	In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

This new guidance did not have a material impact on the Company’s consolidated financial statements.

3.	In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation”. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year.

This new guidance did not have a material impact on the Company’s consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

B.	Recent Accounting Pronouncements (Cont.)

4.

In July 2017, the FASB issued ASU 2017-11, “Earnings per share: I. Accounting for Certain Financial Instruments with Down Round Features”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach.

The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

NOTE 3	-	EVENTS DURING THE PERIOD

	A.	Stock-based compensation

1.	In 2016, the Company approved the 2016 Employee Incentive Plan (the “2016 Plan”) which provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2016 Plan is 36,000,000 shares of common stock.

2.	On February 12, 2018, the Company granted options exercisable into 150,000 shares to its Chairperson of the Audit Committee under the 2016 Plan at an exercise price of $0.05 per share. The options become vested over a three-year period from the date of grant. The options shall vest 1/3 one year from the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.8%-2.07%; expected volatility of 242%, and expected term of 5 years. The fair value of the options at the grant date was $63,615. During the three month period ended March 31, 2018, as result of such grant, the Company recognized compensation expense of $5,520, and there was $58,095 of unrecognized compensation expense related to non-vested option grants.

3.	The following tables present a summary of the status of the grants to employees, officers and directors as of March 31, 2018.

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Options outstanding at December 31, 2017	27,300,000	$0.05	4.6	$11,015,580
Granted	150,000	$0.05
Exercised	-	$0.00
Lapsed	-	$0.00
Options outstanding at March 31, 2018	27,450,000	$0.05	4.4	$5,218,850
Options exercisable at March 31, 2018	18,654,500	$0.05	3.9	$3,538,910

*The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3	-	EVENTS DURING THE PERIOD POLICIES (Cont.)

	A.	Stock-based compensation (Cont.)

4.	The following table summarizes information about stock options outstanding at March 31, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$0.05	27,250,000	$0.05	52.3	18,454,500	$0.05
$ 0.10-$ 0.30	200,000	$0.20	42.6	200,000	$0.20
Total Shares	27,450,000	$0.05	52.2	18,654,500	$0.05

5.	As of March 31, 2018, there was $663,084 of total unrecognized compensation cost related to non-vested stock options granted under the 2016 Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years.

6.	The total equity-based compensation expense related to all of the Company’s equity-based awards, recognized for the three months periods ended March 31, 2018 and 2017, amounting to $586,178 and $1,236,770, respectively. These expenses have been recorded as general and administrative expenses as part of the statement of comprehensive loss.

7.

On December 12, 2017, the Company entered into a new agreement with a service provider, Lyons Capital LLC, pursuant to which the service provider rendered services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference for consideration of 150,000 fully vested restricted shares of Common Stock of the Company. The grant was accounted for under ASC 505-50 “share-based payment arrangement with nonemployees”, when the fair value of the grant amounting to $72,000 was recorded as part of general and administrative expenses for the three months ended March 31, 2018. As of March 31, 2018, the aforesaid shares have not been issued by the Company.

B.	Common stock subscriptions receivable

In January 2018, the Company received a cash payment of $105,282 for common stock subscriptions receivable from a former employee.

NOTE 4	-	COMMITMENTS AND CONTINGINCIES

A.	Commitments

1.	On October 11, 2015, OWC entered into a memorandum of understanding with Medmar for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid OWC $100,000 ($50,000 during each year ended December 31, 2016 and 2015). On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement providing Medmar certain rights in connection with the commercialization of OWC’s Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50,000 to the Company.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	(cont.)

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

In 2016, and as OWC does not have any performance obligation in connection with the agreement, OWC recorded revenues in an amount of $50,000.

2.	In April 2015 OWC engaged G.C. Group Ltd., an Israeli corporation specializing in pharmaceutical R&D to provide formulation development services for OWC’s new delivery system in the form of a cannabis soluble tablet. G.C. Group Ltd. successfully completed the first phase of development, a proof of concept of the desired end-product (the soluble tablet) to test the fabric, durability, solidification and other features of the cannabis soluble tablet. The agreement was terminated on December 31, 2015.

3.	In August 2017 OWC engaged PharmItBe Ltd, a company specializing in pharmaceutical R&D to develop a second generation of its cannabis soluble tablet. This development is expected to be completed during the second quarter of 2018.

4.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance (the “JV”) to promote the sale of OWC’s Products in the European Union (the “EU”); (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of March 31, 2018.

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (“fund”) by Chaim Sheba Medical Center. Pursuant to the Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose study (the “Study”) to determine the safety and tolerability of topical cream containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers, employing the services of Professor. Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by OWC and governing the administration of the Study Drug. Pursuant to the collaboration agreements and the related amendments, OWC is obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the safety study for the cream. As of March 31, 2018, OWC has paid Sheba $43,066 as per Sheba’s payment requests. The Company has recorded $28,969 as Research and Development expenses related to the Study in the three months period ended March 31, 2018.

On October 22, 2014, OWC entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, OWC conducted pre-clinical studies on multiple myeloma, which commenced in April 2015. Pursuant to the collaboration agreements, OWC was required to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. As of March 31, 2018, the Company has paid Sheba $65,669 as per Sheba’s payment requests. The Company has not recorded any Research and Development expenses related to this agreement in the three months period ended March 31, 2018.

At present, OWC uses its available working capital to fund these studies.

7.	On January 16, 2018, the Company entered a three-month period exclusivity agreement with Newbridge Securities Corporation (“Newbridge”) effective from December 21, 2017. Pursuant to the agreement, the Company engaged Newbridge to act as its placement agent for a fund raising of up to $7 million. On April 12, 2018, the parties decided to extend the terms of the agreement for another period of three-months. The Company agreed to pay Newbridge a fee of 7.5% of the gross purchase price paid by an investor for securities of the Company at closing of a successful financing. In addition, the Company agreed to issue to Newbridge warrants to purchase the number of shares of common stock of the Company equal to 10% of the aggregate number of fully diluted shares of common stock that have been purchased by an investor. The Warrants shall be exercisable for three years from the financing closing date with an exercise price per share equal to the effective per share price paid for a share of common stock of the Company by an investor. Warrants shall contain customary terms, including provisions for “cashless” exercise, change of control, price based anti-dilution, and customary demand or piggyback registration rights. The Company shall also pay Newbridge warrants solicitation fee equal to 4% of the gross proceeds received by the Company upon cash exercise of any warrants purchased by an investor in connection with the offering. These fees were paid to Newbridge in connection with the transaction described in Note 5.

B.	Contingencies

1.	On February 28, 2017, the Company filed an action for alleged legal malpractice against the NYC law firm of Sichenzia Ross FerenceKesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. The Company’s claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. The Company brought the action seeking recovery of monetary damages due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is currently pending in the Supreme Court of the State of New York, County of New York and is in the discovery phase.

2.	The Company has sued certain individuals in the Supreme Court of the State of New York regarding defaulted obligations related to 2,354,480 shares granted to them. The matter was conditionally settled as against certain individuals; The Company received during the period a payment of $105,282 from one individual, (see Note 3B) and is now seeking to enforce that settlement agreement in court for additional funds amounting to $120,500. The Company has reserved its right to pursue its claims against one individual for an outstanding sum of approximately $15,000.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	On November 22, 2017, Mr. Ziv Turner, the Company’s subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against the Company, its subsidiary and the Company’s CEO. The Plaintiff alleged the right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, the Company filed a statement of defense rejecting all of the Plaintiffs claims. On April 30, 2018, a first mediation meeting was held, at which the parties presented their positions. At this stage the Company is unable to assess the Claim’s probable outcome.

4.	In November 2017, the Company signed a two-year rental agreement with a landlord for its principle office located in Ramat Gan, Israel. The rental agreement includes an option for one additional year. The monthly rental fees are approximately $4,200 and the remaining minimum payments total approximately $88,000 as of March 31, 2018. During the option period the monthly rental fees shall increase by approximately 7%. During the first quarter ended March 31, 2018, the Company recorded $12,600 as rental expenses.

NOTE 5	-	SUBSEQUENT EVENTS

On April 30, 2018, the Company entered into and consummated a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”), pursuant to which, the Company sold and the Purchaser bought, (i) 500 shares of Preferred Stock designated as Series A Preferred Stock (the “Preferred Stock”), which are convertible into shares of common stock at a conversion price of $0.20 per share, subject to adjustment pursuant to the antidilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of common stock at an exercise price of $0.22 subject to adjustment pursuant to the antidilution provisions of the Warrants, for an aggregate purchase price of $5,000,000.

As noted in Note 4.A.7, the Company engaged Newbridge. through LifeTech Capital, as exclusive placement agent for this Agreement, pursuant to which the Company paid Newbridge a cash fee of $375,000 and issued to them warrants to purchase 2.5 million shares of common stock at an exercise price of $0.20 per share. The Warrants shall contain customary terms, including provisions for “cashless” exercise, change of control, price based anti-dilution, and customary demand or piggyback registration rights. In addition, the Company is also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds received by the Company upon cash exercise of any Warrants purchased by the Purchasers in connection with the Agreement.

The total cash direct and incremental issuance costs (including the cash fee related to the above placement agent) amounted to $406,000. In addition, the Company is evaluating with external appraiser the value of the Warrants issued in relation to this Agreement.

The terms of the Preferred Stock contain conditional redemption provisions and a deemed liquidation preference which are outside of the control of the Company. Each Holder of Preferred Shares shall be entitled to receive dividends on each Preferred Share, payable quarterly on March 31, June 30, September 30, and December 31, commencing June 30, 2018, in an amount equal to 5% per annum of the Stated Value amounting to $10,000 of each Preferred Share and which shall be cumulative. In addition, the terms of each the Preferred Stock and Warrants provide for anti-dilution protection for issuances of shares of Common Stock at a price per share less than a price equal to the conversion price or exercise price, as applicable and, that in the event of a “fundamental transaction” (as described in the Warrants), the Purchaser will have the right to receive the value of the Warrant as determined in accordance with the Black Scholes option pricing model.

In connection with the Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which, among other things, the Company has agreed to use its commercially reasonable best efforts to (i) prepare and file with the SEC within 60 calendar days of the offering a registration statement covering the shares of Common Stock underlying the Preferred Stock and Warrants and (ii) have the registration statement and any amendment thereto to be declared effective by the SEC within 90 calendar days from the date of the initial filing of such registration statement.

The Company is currently evaluating the accounting treatment that will be applied during the second quarter of 2018 for each instrument that was in the aforesaid Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We are an early stage medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. We are currently engaged in the research and development and have conducted pre-clinical trials on the efficacy of cannabis-based medical products (the “Cannabis-Based Medical Products”) commencing with our cannabis-based topical cream for the treatment of psoriasis. In addition, we also are pursuing the use of our Cannabis-Based Medical Products for the treatment of multiple myeloma, post-traumatic stress disorder (“PTSD”), chronic pain and fibromyalgia, and have made significant advancements in the development of a cannabis soluble tablet delivery system that could have applications for other indications. We are also capable of providing consulting and advisory services to governmental and private entities to assist them with developing and implementing tailor-made, comprehensive medical cannabis programs, although we have not generated any revenues from such services to date.

We have been engaged in research and development and consulting and advisory activities through our wholly-owned Israeli subsidiary, One World Cannabis Ltd since July 2014. To date, we have entered into binding agreements with major hospitals and medical research facilities in Israel for the purpose of conducting research studies and trials related to the development and use of Cannabis-Based Medical Products for the treatment of multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia, and for the development of a cannabis soluble tablet delivery system. We announced promising clinical results from the testing of our cannabis-based topical cream for the treatment of psoriasis, an autoimmune disease that causes red, scaly patches to appear on the skin. Skin cells in patients with psoriasis grow at an abnormally fast rate, causing a buildup of lesions that tend to burn and itch. While the real cause of psoriasis is not known, genetics are believed to play a major role in its development. According to the American Academy of Dermatology, psoriasis affects about 3% of the world’s population and 7.5 million people in the United States.

We have not yet commenced any significant activities related to our third-party consulting services.

Recent Developments

On April 30, 2018, we entered into and consummated a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”). Under the terms and conditions of the Agreement, we sold and the Purchaser bought, (i) 500 shares of our new series of preferred stock designated as Series A Preferred Stock (the “Preferred Shares”), which, as of April 30, 2018, were convertible into 25,000,000 shares of our common stock at a conversion price of $0.20 per share, subject to adjustment pursuant to the antidilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of our common stock at an exercise price of $0.22 per share subject to adjustment pursuant to the antidilution provisions of the Warrants, for an aggregate purchase price of $5,000,000. Newbridge Securities Corporation (“Newbridge”), through LifeTech Capital, acted as exclusive placement agent for the transaction and we paid Newbridge a cash fee of $375,000 and issued to them warrants to purchase 2.5 million shares of our common stock at $0.20 per share. The Warrants shall contain customary terms, including provisions for “cashless” exercise, change of control, price based anti-dilution, and customary demand or piggyback registration rights. We are also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds that we receive upon cash exercise of any Warrants purchased by the Purchasers in connection with the offering.

The terms of the Preferred Stock contain conditional redemption provisions and a deemed liquidation preference feature. In addition, the terms of each of the Preferred Stock and Warrants provide for anti-dilution protection for issuances of shares of Common Stock at a price per share less than a price equal to the conversion price or exercise price, as applicable and, that in the event of a “fundamental transaction” (as described in the Warrants), the investor will have the right to receive the value of the Warrant as determined in accordance with the Black Scholes option pricing model.

In connection with the Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which, among other things, we have agreed to use our commercially reasonable best efforts to (i) prepare and file with the SEC within 60 calendar days of the offering a registration statement covering the shares of Common Stock underlying the Preferred Stock and Warrants and (ii) have the registration statement and any amendment thereto to be declared effective by the SEC within 90 calendar days from the date of the initial filing of such registration statement.

Results of Operations

Results of Operations during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

We have not generated any revenue during the three months ended March 31, 2018 and 2017. We have operating expenses related to general and administrative expenses and research and development expenses. During the three months ended March 31, 2018, we incurred a net loss of $977,139 due to general and administrative expenses of $821,181, research and development expenses of $155,333 and financial expenses of $625 as compared to a net loss of $1,435,365 due to general and administrative expenses of $1,401,349 and research and development expenses of $34,016 during the three months ended March 31, 2017.

Our general and administrative expenses decreased by $580,168 or 41% during the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to decreased stock-based compensation and amortization of services receivable expenses. The charge relating to stock-based compensation and services receivable expenses were $345,481 and $240,697, respectively, for the three months ended March 31, 2018, compared to $1,057,904 and $178,866 for the three months ended March 31, 2017.

Our research and development expenses increased by $121,317 or 457% during the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to increased payments related to our research and development collaboration agreements, payroll and consultancy.

Liquidity and Capital Resources

As of March 31, 2018, we had current assets of $703,227 consisting of $691,558 in cash and cash equivalents and other current assets of $11,669. As of March 31, 2018, we had property and equipment valued at $32,919, net of $28,480 in accumulated depreciation. We had total assets of $736,146 as of March 31, 2018.

As of December 31, 2017, we had current assets of $1,044,840 consisting of $970,542 in cash and cash equivalents and other current assets of $74,298. We had property and equipment valued at $16,243, net of $29,890 in accumulated depreciation. We had total assets of $1,061,083 as of December 31, 2017.

As of March 31, 2018, we had $234,472 in current liabilities consisting of $70,926 in accounts payable, $63,546 in other current liabilities and deferred revenues of $100,000.

As of December 31, 2017, we had $270,485 in current liabilities consisting of $64,814 in accounts payable, $105,671 in other current liabilities and deferred revenues of $100,000.

We had positive working capital of $468,755 as of March 31, 2018 compared to positive working capital of $774,355 as of December 31, 2017. Our accumulated deficit as of March 31, 2018 and December 31, 2017 was $15,494,051 and $14,516,912, respectively.

We used $370,541 in our operating activities during the three months ended March 31, 2018, which was due to a net loss of $977,139 offset by amortization of services receivable of $240,697, stock-based compensation expenses of $345,481, depreciation expense of $1,564, a decrease in accounts payable of $1,648, a decrease in prepaid expenses of $62,629 and a decrease in other liabilities of $42,125.

We used $197,591 in our operating activities during the three months ended March 31, 2017, which was due to a net loss of $1,435,365 offset by amortization of services receivable of $178,866, stock-based compensation expenses of $1,057,904, depreciation expense of $2,450, a decrease in accounts payable of $2,631, an increase in prepaid expenses of $4,246 and an increase in other liabilities of $5,431.

We used $10,480 and $1,080 during the three months ended March 31, 2018 and 2017, respectively, to purchase property and equipment.

Our financing activities during the three months ended March 31, 2018 provided us with $105,282 through collection of a stock subscription receivable, (see also note 3B, Events During The Period- Common stock subscription receivable), in our financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our financing activities during the three months ended March 31, 2017 provided us with $1,767,566 through proceeds of $1,650,900 from issuance of common stock and warrants, $66,666 from exercise of warrants into common stock and $50,000 from non-recourse loan.

Based upon our cash position of $691,558 on March 31, 2018 and the additional fund raised on April 30, 2018, we believe that we have sufficient cash to fund our operation in the next 12 months, however we believe that in order to execute on our plans we need to raise additional capital, either equity or debt, and there can be no assurance that additional capital will be sufficient to fund our anticipated expenditure requirements to execute on our plans.

The development and commercialization of our product is expected to require substantial expenditures. We have not yet generated material revenues from operations and therefore is dependent upon external sources for financing its operations. As of March 31, 2018, we have an accumulated deficit of $15,494,051. In addition, during the three months ended March 31, 2018, we reported losses and negative cash flows from operating activities.

On April 30, 2018, we entered into and consummated a Securities Purchase Agreement with a new investor, pursuant to which, we issued (i) 500 shares of Preferred Stock designated as Series A Preferred Stock that are convertible into 25,000,000 shares of common stock and (ii) Warrants that are eligible for conversion into 12,500,000 shares of common stock for an aggregate purchase price of $5,000,000. See note 5, Subsequent Events, in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Raising of funds mitigates any substantial doubt related to our ability to continue as a going concern.

Funding of Our Research Programs

On October 22, 2014, we entered into a collaboration agreement with the Sheba Academic Medical Center’s hospital (“Sheba”) relating to the use of cannabis to treat myeloma. Within the framework of this collaboration agreement, we conducted pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to this collaboration agreement, we are obligated to pay Sheba $170,000. As of March 31, 2018, we have paid Sheba $65,669 as per Sheba’s payment requests.

In addition, pursuant to another collaboration agreement, we are obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the Study for the cream for treatment of psoriasis. As of March 31, 2018, we have paid Sheba $43,066 as per Sheba’s payment requests.

At present, we use our available working capital to fund these studies.

Our expenditures allocated to our corporate activities conducted through our facilities in Ramat Gan were $16,496 for the three months period ended March 31, 2018 and we expect it will be approximately $66,000 for the year ending December 31, 2018.

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018, and are also included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2018.

Material Weakness and Remediation of Material Weakness

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of March 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in the Company’s internal control over financing reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment and those criteria, we have concluded that our internal controls over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the period ended March 31, 2018. Management has identified corrective actions for the weaknesses and intends to implement procedures to address before mentioned material weaknesses during the remainder of the fiscal year 2018. We are working to remediate the material weakness. In particular, management reviews all board of directors minutes, implemented IT back up procedures, evaluates and reviews accounts payables and accrued expenses provisions and expenditures, implemented payment approval procedures, which require two signatures for every payment and outsourced stock-based compensation and subscription receivable valuations to a third party.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 22, 2017, Mr. Ziv Turner, our subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against us, our subsidiary and our CEO. The Plaintiff alleged the right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, we filed a statement of defense rejecting all of the Plaintiffs claims. On April 30, 2018, a first mediation meeting was held, at which the parties presented their positions. At this stage we are unable to assess the probable outcome.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2017, we entered into a new agreement with Lyons Capital LLC. In consideration for services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference we agreed to issue 150,000 fully vested restricted shares of Common Stock. The fair value of the grant of approximately $72,000 was recognized during the period as General and Administrative expenses. As of March 31, 2018, the aforesaid shares have not been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
10.1	Executive Employment Agreement dated February 18, 2018 by and between the Company and Dr. Oron Yacoby Zeevi (incorporated by reference to Exhibit 10.21 to the Company’s 10-K filed on April 16, 2018)
10.2	Letter of Resignation of Jeffrey Friedland dated March 5, 2018 (incorporated by reference to Exhibit 17.5 to the Company’s Current Report on Form 8-K filed on March 8, 2018).
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CEO, Mordechi Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CFO, Yossi Dagan, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechi Bignitz as CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Yossi Dagan as CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	May 15, 2018
Mordechai Bignitz

/s/ Yossi Dagan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 15, 2018
Yossi Dagan

