Form 10-Q
period 2018-06-30
OWC Pharmaceutical Research Corp.
filed 2018-08-16
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 15, 2018, the registrant had 148,001,480 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	4,649,299	970,542
Other current assets	91,676	74,298
Total Current Assets	4,740,975	1,044,840

Property and Equipment	33,002	16,243

Total Assets	4,773,977	1,061,083

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES A AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	128,151	64,814
Other current liabilities	150,783	105,671
Deferred revenue	100,000	100,000
Total Current Liabilities	378,934	270,485

Embedded derivative related to contingent redemption feature, at fair value (Note 3)	2,595,466	-
Liability related to warrants to purchase Common Stock (Note 3)	3,450,000	-
Total Long Term Liabilities	6,045,466	-
Total Liabilities	6,424,400	270,485

Commitments and Contingencies (Note 5)

Redeemable Convertible Preferred Stock Series A, $0.00001 par value 20,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017 ; 500 and 0 shares issued and outstanding at June 30, 2018 (unaudited) on December 31, 2017, respectively; Aggregate liquidation preference $6,000 at June 30 2018 (unaudited) (Note 4)	532,540	-

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017 ; 147,758,908 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017	1,478	1,478
Additional paid-in capital	17,527,599	16,168,469
Services receivable	(193,798)	(524,792)
Common stock subscriptions receivable	(238,724)	(344,006)
Accumulated deficit	(19,282,120)	(14,516,912)
Accumulated other comprehensive income	2,602	6,361
Total Stockholders’ Equity (Deficit)	(2,182,963)	790,598

Total Liabilities, Redeemable Convertible Preferred Stock Series A and Stockholders’ Equity (Deficit)	4,773,977	1,061,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Operating expenses:
Research and development	212,512	211,946	367,845	245,962
General and administrative	755,506	231,585	1,576,687	1,632,937
Total operating expenses	968,018	443,531	1,944,532	1,878,899

Other expense (income):
Issuance costs related to April 30, 2018 Redeemable Convertible Series A Preferred Stock (Note 4)	823,208	-	823,208	-
Revaluation of liability related to warrants to purchase common stock (Note 3)	(150,000)	-	(150,000)	-
Revaluation of embedded derivative related to contingent redemption feature (Note 3)	1,567,766	-	1,567,766	-
Other finance expenses, net	963	1,595	1,588	1,595
Total other expenses, net	2,241,937	1,595	2,242,562	1,595
Net loss	3,209,955	445,126	4,187,094	1,880,494

Other comprehensive income (loss)
Foreign currency translation adjustment	(514)	(2,835)	(3,759)	4,134

Comprehensive loss	(3,210,469)	(447,961)	(4,190,853)	(1,876,360)

Dividend on Redeemable Convertible Series A Preferred Stock (Note 4)	(45,574)	-	(45,574)	-
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (Note 4)	(532,540)	-	(532,540)	-
Net loss attributable to common stockholders	(3,788,069)	(447,961)	(4,765,208)	(1,876,360)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding (basic)	147,758,908	145,829,130	147,758,908	144,436,525

Weighted average shares outstanding (diluted)	148,619,380	145,829,130	149,169,470	144,436,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK SERIES A AND STOCKHOLDERS’ EQUITY (DEFICIT) US DOLLAR

	Redeemable Convertible Preferred Stock Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
US dollars (except share data)
Balance at December 31, 2016	-	-	139,447,782	1,395	11,039,102	(592,083)	(395,011)	(9,958,465)	6,050	100,988
Stock-based compensation	-	-	100,000	1	2,049,738	-	-	-	-	2,049,739
Financial instruments issued for services to be received	-	-	1,166,127	12	1,187,014	(1,187,026)	-	-	-	-
Amortization of services receivable	-	-				1,254,317	-	-	-	1,254,317
Common stock issued upon exercise of warrants	-	-	1,750,642	18	225,142	-	-	-	-	225,160
Common stock issued upon exercise of options and warrants on cashless basis	-	-	890,719	8	(8)	-	-	-	-	-
Payments received on subscriptions receivable	-	-	-	-	-	-	51,005	-	-	51,005
Common stock issued for cash @$0.13 together with detachable warrants	-	-	904,924	9	117,631	-	-	-	-	117,640
Common stock issued for cash @$0.17 together with detachable warrants	-	-	588,237	6	99,994	-	-	-	-	100,000
Common stock issued for cash @$0.25 together with detachable warrants	-	-	520,000	5	129,995	-	-	-	-	130,000
Common stock issued for cash @$0.50 together with detachable warrants	-	-	1,767,250	18	883,607	-	-	-	-	883,625
Common stock issued for cash @$0.70 together with detachable warrants	-	-	623,227	6	436,254	-	-	-	-	436,260
Other comprehensive income	-	-	-	-	-	-	-	-	311	311
Net loss	-	-	-	-	-	-	-	(4,558,447)	-	(4,558,447)
Balance at December 31, 2017	-	-	147,758,908	1,478	16,168,469	(524,792)	(344,006)	(14,516,912)	6,361	790,598
Stock-based compensation	-	-	-	-	585,555	-	-	-	-	585,555
Amortization of services receivable	-	-	-	-	-	330,994	-	-	-	330,994
Payments received on subscriptions receivable	-	-	-	-	-	-	105,282	-	-	105,282
Issuance of Series A redeemable convertible preferred stock, net of fair value of embedded derivative related to contingent redemption feature, fair value of and detachable warrants, beneficial conversion feature on Redeemable Convertible Series A Preferred Stock and net of issuance costs (see also Note 4C)	500	* -)	-	-	-	-	-	-	-
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock (see also Note 4C)	-	-	-	-	773,575	-	-	-	-	773,575
Dividend on Series A redeemable convertible preferred stock (see also Note 4C)	-	-	-	-		-	-	(45,574)	-	(45,574)
Accretion of Series A redeemable convertible preferred stock to redemption value (see also Note 4C)	-	532,540	-	-	-	-	-	(532,540)	-	(532,540)
Other comprehensive loss	-	-	-	-	-	-	-	-	(3,759)	(3,759)
Net Loss	-	-	-	-	-	-	-	(4,187,094)	-	(4,187,094)
Balance at June 30, 2018 (unaudited)	500	532,540	147,758,908	1,478	17,527,599	(193,798)	(238,724)	(19,282,120)	2,602	(2,182,963)

*) Representing an amount less than $1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net Loss	(4,187,094)	(1,880,494)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation	3,947	5,585
Stock-based compensation	585,555	768,936
Amortization of services receivable	330,994	498,986
Direct and incremental issuance cost related to April 2018 PIPE transaction	483,324	-
Revaluation of liability related to warrants to purchase common stock	(150,000)	-
Revaluation of embedded derivative related to contingent redemption feature	1,567,766	-
Changes in assets and liabilities:
Increase in other current assets	(17,378)	(12,900)
Increase in accounts payable	63,338	28,206
Increase (decrease) in other current liabilities	(463)	1,633
Cash used in operating activities:	(1,320,011)	(590,048)

Cash flows from investing activities:
Purchase of property and equipment	(20,706)	(1,080)
Cash used in investing activities	(20,706)	(1,080)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	1,667,524
Proceeds from the exercise of warrants	-	77,083
Proceeds from issuance of Series A redeemable convertible preferred stock, embedded derivative related to contingent redemption feature and detachable warrants, net of issuance costs	4,917,951	-
Proceeds from the payment of stock subscriptions	105,282	-
Proceeds of debt borrowings, net of related expenses	-	50,000
Payment of non-recourse loan	-	(300,000)
Cash provided by financing activities	5,023,233	1,494,607

Foreign currency translation adjustments on cash and cash equivalents	(3,759)	4,134

Change in cash and cash equivalents	3,678,757	907,613
Balance of cash and cash equivalents at beginning of period	970,542	472,282
Balance of cash and cash equivalents at end of period	4,649,299	1,379,895
Supplemental cash flow information:
Non-cash transactions:
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock	773,575	-
Dividend on Redeemable Convertible Series A Preferred Stock	45,574	-
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value	532,540	-
Issuance costs in form of liability related to warrants	116,676	-
Net share settlement of warrant exercise	-	260,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1	–	GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is a medical cannabis-based research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Product Prospects”) for the treatment of multiple myeloma, psoriasis, chronic pain syndromes, fibromyalgia PTSD and development of unique delivery systems. These include a cannabis-based topical ointment, cannabis sublingual disintegrating tablet and advanced Nasal delivery.

The accompanying consolidated financial statements of OWCP and its wholly owned subsidiary One World Cannabis, Ltd. (“OWC” or the “Israeli subsidiary”) were prepared from the accounts of the Company under the accrual basis of accounting.

B.	Liquidity

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations and therefore is dependent upon external sources for financing its operations. As of June 30, 2018, the Company has an accumulated deficit of $19,282,120. In addition, during the six months ended June 30, 2018, the Company reported losses and negative cash flows from operating activities.

On April 30, 2018, the Company entered into and consummated a Securities Purchase Agreement with a new investor, pursuant to which, the Company issued (i) 500 shares of Preferred Stock designated as Series A Preferred Stock that are convertible into 25,000,000 shares of common stock and (ii) Warrants that are eligible for conversion into 12,500,000 shares of common stock for an aggregate purchase price of $5,000,000 (see also Note 4C). Management believes that this fund raising activity mitigates substantial doubt related to the Company’s ability to continue as a going concern.

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1	–	GENERAL

D.	Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) stock-based compensation related to employee and non-employee awards; (2) identification of financial instruments in liabilities, equity and mezzanine transactions and proper classification and measurement of financial instruments; (3) evaluation of going concern; and (4) contingencies.

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2017 and the condensed consolidated statement of changes in Redeemable Convertible Preferred Stock Series A and stockholders’ equity (deficit) for the year then ended have been derived from the consolidated financial statements contained in our Annual Report on form 10-K.

The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period in the future.

The accompanying unaudited interim consolidated financial statements as of June 30, 2018, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2018, the Company’s consolidated results of operations for the three and six months periods ended June 30, 2018, and the Company’s consolidated cash flow for the six months ended June 30, 2018.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Convertible Redeemable Series A Preferred Stock

The Company classified its Convertible Redeemable Series A Preferred Stock outside of Stockholders’ Equity (Deficit) because certain features of the Company’s Certificate of Designation could require redemption of some or all classes of such Convertible Redeemable Series A Preferred Stock upon events that are considered not solely within the control of the Company (see also Note 4). Upon initial recognition, the Convertible Redeemable Series A Preferred Stock that were issued together with detachable Warrants to purchase Common Stock (originally classified as a financial liability) were measured based on the “residual approach” and were presented net of the direct issuance expenses that were allocated to them.

Further, the Company has considered the provisions of ASC 815-15, “Derivatives and Hedging - Embedded Derivatives” (“ASC 815-15”), and determined that the embedded conversion feature of the Series A Preferred Stock is eligible to be considered as clearly and closely related to the host debt instrument, and accordingly, it should not be separated from the host instrument. The Company applied ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”), which clarifies the accounting for instruments with BCF or contingently adjustable conversion ratios. Pursuant to this guidance, the amount of the BCF with respect to the Convertible Redeemable Series A Preferred Stock at the commitment date, was based on the effective conversion price which is calculated by dividing the proceeds allocated to the convertible preferred stock by the number of shares into which it is convertible.

The intrinsic value of the conversion option with respect to the Series A Preferred Stock was recorded at the initial date as a discount on the Series A Preferred Stock with a corresponding amount credited directly to equity as additional paid-in capital.

However, as such amount was determined to be greater than the amount of the proceeds originally allocated to the Convertible Redeemable Series A Preferred Stock, the amount of the discount assigned to the BCF was limited to the amount of the proceeds allocated. Subsequently, the discount on the Series A Preferred Stock is amortized as accretion to the redemption value of the Series A Preferred Stock deemed dividend by using a straight-line method.

Warrants to purchase Common Stock:

The Company accounts for warrants to purchase shares of its Common Stock, held by Purchaser and placement agent, that include a fundamental transaction feature pursuant to which such warrants could be required to be settled in cash, as a non-current liability according to the provisions of ASC 815-40-, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company measures the warrants upon initial recognition and on subsequent periods at fair value by using the Black-Scholes-Merton pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in separate line in the Company’s statement of comprehensive loss (see also Note 3). The direct issuance expenses that were allocated to the Warrants were expensed as incurred.

Embedded derivative related to contingent redemption feature:

The Company determined that the right for Mandatory Redemption Amount (see also Note 4B) which involves a substantial discount, represents an embedded derivative that should be separately accounted for pursuant to the guidance related to contingently exercisable call rights in ASC 815-15-25-42. The bifurcated embedded derivative is measured at fair value by using Monte-Carlo pricing model upon issuance and at each reporting date with changes in fair value recognized in the statement of operations and comprehensive loss.

Unit issuance and allocation of issuance costs:

When multiple instruments are issued in a single transaction (unit issuance), the total proceeds from the transaction are allocated among the individual freestanding instruments identified. The allocation occurs after identifying all the freestanding instruments and the subsequent measurement basis for those instruments.

After allocating the proceeds among the freestanding instruments (i.e., warrant liability and preferred share), the proceeds are further allocated between the host components (such as the preferred share) and any bifurcated derivatives. Bifurcated derivatives are initially recognized at fair value and the residual value is allocated to the host component.

The allocation of issuance costs to freestanding instruments and between host components and bifurcated derivatives is based on the relative values of such instruments and components.

Issuance costs allocated to the warrant liability and to bifurcated derivatives was immediately expensed. While issuance costs allocated to the preferred shares host component classified as mezzanine equity, are recorded as a reduction of the share balance and accreted up to redemption value.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the convertible Series A Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A Preferred Stock, which was issued on April 30, 2018 was excluded from the computation of the net loss per share for the three and six months periods ended June 30, 2018.

Diluted loss per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, certain stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method and of the convertible Series A Preferred Stock, certain stock warrants and embedded derivative related to the contingent redemption feature of the Series A Preferred Stock which their potential dilutive effect is considered using the “if-converted method”.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The net loss attributable to common stockholders and the weighted average number of shares used in computing basic and diluted net loss per share from continuing operations for the three and six months periods ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,
	2018	2017

Numerator:
Net loss	$(3,209,955)	$(445,126)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(532,540)	-
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(45,574)	-

Net loss attributable to common stockholders for basic net loss per share	$(3,788,069)	$(445,126)
Revaluation of liability related to warrants to purchase common stock	(150,000)	-

Net loss attributable to common stockholders for diluted net loss per share	$(3,938,069)	$(445,126)

Denominator:
Shares of common stock used in computing basic net loss per share	147,758,908	145,829,130
Incremental shares from assumed exercise of warrants to purchase common stock	860,472	-

Shares of common stock used in computing diluted net loss per share	148,619,380	145,829,130

Net loss per share of common stock from continuing operations, basic and diluted	$(0.03)	$(0.00)

	Six Months Ended June 30,
	2018	2017

Numerator:
Net loss	$(4,187,094)	$(1,880,494)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(532,540)	-
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(45,574)	-

Net loss attributable to common stockholders for basic net loss per share	$(4,765,208)	$(1,880,494)
Revaluation of liability related to warrants to purchase common stock	(150,000)	-

Net loss attributable to common stockholders for diluted net loss per share	$(4,915,208)	$(1,880,494)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	147,758,908	144,436,525
Incremental shares from assumed exercise of warrants to purchase common stock	1,410,562	-

Shares of common stock used in computing diluted net loss per share	149,619,470	144,436,525

Net loss per share of common stock from continuing operations, basic and diluted	$(0.03)	$(0.01)

(*)	As discussed in Note 4, the Company shall be required to offer to redeem 1/12 of the Series A Preferred Stock 270 days following the closing date and every 30 days thereafter throughout the remaining of the term. In addition, in the event the Investor desires to have all or portion of its Series A Preferred Stock redeemed, it shall be redeemed for an amount equal to 110% of the Stated Value of such Series A Preferred Stock plus any unpaid accrued dividend to the mandatory redemption day, and may be redeemed in cash, or by to sole discretion of the Company, to the Company’s Common Stocks, following to the terms as defined in the Certificate of Designation.

(**)	The net loss used for the computation of basic and diluted net loss per share for the three and six months periods ended June 30, 2018, includes the preferred dividend requirement of 5% per share per annum for the Series A Preferred Stock, which shall be due and payable in cash or in Common Stock of the Company in the sole discretion of the Company, as defined in the certificate of designation (see also Note 4B).

For the three and six months periods ended June 30, 2018, diluted loss per share excludes the impact of stock options, stock warrants and Series A Preferred Stock totaling 75,700,870 shares, as the effect of their inclusion would be anti-dilutive. For the three and six months periods ended June 30, 2017, diluted loss per share excludes the impact of stock options and stock warrants totaling 34,243,178 shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	B.	Recent Accounting Pronouncements

1.	In February 2016, the FASB issued ASU No. 2016-02, Leases (as amended). This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition reliefs. Early adoption is permitted.

The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

2.	Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

This guidance has no material impact on the Company’s consolidated financial statements.

3.	In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation”. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year.

This guidance has no material impact on the Company’s consolidated financial statements.

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

The Company early adopted this guidance in connection to the down round feature within the embedded optional conversion feature of the preferred stock.

5.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, but does not expect it to have a material impact.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:-	FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 also establishes the following fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Warrants and embedded derivative related to the contingent redemption feature of the Series A Preferred Stock (see also Note 4C) have been classified at Level 3.

In estimating the fair value of the Warrants on the issuance date (April 30, 2018) and June 30, 2018, the Company used the following assumptions:

12,500,000 Purchaser Warrants:

	June 30, 2018	April 30, 2018

Risk-free interest rate (1)	2.72%	2.79%
Expected volatility (2)	248.9%	246%
Expected life (in years) (3)	4.83	5.00
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.23	$0.24

2,500,000 Placement agent Warrants:

	June 30, 2018	April 30, 2018

Risk-free interest rate (1)	2.61%	2.62%
Expected volatility (2)	258.5%	252.6%
Expected life (in years) (3)	2.83	3.00
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.23	$0.24

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:-	FAIR VALUE MEASUREMENTS (Cont.)

1	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the option.

3	Expected life - the expected life was based on the expiration date of the warrants.

4	Expected dividend yield - was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

The changes in Level 3 liabilities associated with the 2018 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2018:

Fair value of liability related to warrants

Balance at December 31, 2017	$-
Recognition of liability related to Warrants to purchase Common Stock	3,600,000
Revaluation of warrants to purchase Common Stock	(150,000)

Balance at June 30, 2018 (unaudited)	$3,450,000

In estimating the fair value of the embedded derivative related to the contingent redemption feature of the Series A Preferred Stock, the Company used the following assumptions:

	June 30, 2018	April 30, 2018

Risk-free interest rate (1)	2.14%-2.42%	2.13%-2.40%
Expected volatility (2)	160%	258.3%
Expected life (in years) (3)	1.48	1.64

1.	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2.	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the option.

3.	Expected life - the expected life was based on the expiration date of the mandatory redemption.

The changes in Level 3 liabilities associated with the 2018 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2018:

Fair value of embedded derivative related to contingent redemption feature

Balance at December 31, 2017	$-
Recognition of embedded derivative related to contingent redemption feature	1,027,700
Revaluation of embedded derivative related to contingent redemption feature	1,567,766

Balance at June 30, 2018 (unaudited)	$2,595,466

The Company’s management is measuring the fair value of the 2018 Private Placement warrants issued to the Purchaser and the placement agent and the embedded derivative related to the contingent redemption feature of the Series A Preferred Stock by using the services of external independent appraiser.

During the period commencing April 30, 2018 and ended June 30, 2018, no warrants have been exercised. As of June 30, 2018, there were 15,000,000 outstanding unexercised Warrants (including both investor and placement agent Warrants) related to the 2018 Private Placement.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

A.	Common Stock

The Company’s common stock confer upon their holders the following rights:

■	The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

■	The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them; and

■	The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

B.	Series A Preferred Stock

The terms of the Series A Preferred Stock are governed by a Certificate of Designation (the “Series A Certificate of Designation”) filed by the Company with the Delaware Secretary of State on April 30, 2018. Pursuant to the Series A Certificate of Designation, the Company designated 500 shares of the Company’s preferred stock as “Series A Preferred Stock”. As more fully described below, for the six months ended June 30, 2018, the Company has issued a total of 500 shares of Series A Preferred Stock in connection with the Share Purchase Agreement. Following is a summary of the material terms of the Series A Preferred Stock:

■

Dividends. Holders of the 500 shares of Series A Preferred Stock (the “ Series A Preferred Shares”) are entitled to receive dividends on each share of the Series A Preferred Stock, payable quarterly on March 31, June 30, September 30 and December 31, commencing June 30, 2018 (which will be prorated) in an amount equal to 5% per annum of the stated value ($10,000 per share of the Series A Preferred Stock) and which shall be cumulative. Such dividends are to be paid in cash or freely tradeable shares of our common stock at our sole discretion, subject to certain conditions. If in the event the Company elects to pay a dividend in shares of our common stock to the holders of the Series A Preferred Shares, the number of shares of our common stock will be determined in accordance with the terms of the Series A Preferred Shares. The Company may only elect to pay cash dividends to the Series A Preferred Shares to the extent there are amounts available for the payment of dividends in accordance with applicable Delaware law

As of June 30, 2018, an amount of $45,574 in connection to the aforesaid dividend has been accrued as part of the other account liabilities on the consolidated balance sheet since such dividend was paid by the Company by issuance of 242,572 shares of common stock to the preferred shares holder on July 10, 2018 (see also Note 6A).

■	Liquidation. In the event of a Liquidation Event, the holders of Series A Preferred Stock (“Holders”) shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any other shares of capital stock of the Company (“Junior Stock”), but pari passu with any Parity Stock (preferred shares that are pari passu rank to the Series A Preferred Stock in respect of the preferences as to dividends, redemption rights, distributions and payments upon the liquidation, dissolution and winding up of the Company then outstanding), an amount per Series A Preferred Share equal to the greater of (A) the Liquidation Preference thereof on the date of such payment and (B) the Bankruptcy Redemption Amount (as such term is defined in the Series A Certificate of Designation), provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Preferred Shares and all holders of shares of Parity Stock. As of June 30, 2018, the aggregate Liquidation Preference amounted to $6,000,000 (unaudited). The foregoing dollar amount does not include dividends, as the Company’s Board of Directors has not declared any dividends since inception.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

■	Voting Rights. Holders of the Series A Preferred Shares are entitled to vote on all matters requiring a vote of the shareholder of the Company as a single stock, and each holder of the Series A Preferred Shares is entitled to vote the number of shares of common stock into which such holders Series A Preferred Shares would be convertible into as of the record date.

■	Conversion. As of June 30, 2018, there were issued and outstanding 500 shares of the Company’s Series A Preferred Shares, which are currently convertible into 25,000,000 shares of the Company’s common stock at a conversion price of $0.20, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares. The Series A Preferred Shares have a beneficial ownership limitation such that none of the holders of the Series A Preferred Shares have the right to convert the Series A Preferred Shares to the extent that after giving effect to such conversion, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. By written notice to the Company, however, a holder of the Series A Preferred Shares may waive the Maximum Percentage provision, which such notice will be effective 61 calendar days after the date of such notice.

■	Redemption. The terms of the Preferred Shares contain both mandatory and conditional redemption provisions. Certain mandatory redemption provisions provide that, beginning January 30, 2019 and continuing for every thirty-day period thereafter (each a “Mandatory Redemption Date”), the Company is required to offer to redeem 1/12th of the outstanding Series A Preferred Shares for an amount equal to 110% of the stated value ($10,000) of such shares of Series A Preferred Stock plus any accrued but unpaid dividends to the Mandatory Redemption Date (the “Mandatory Redemption Amount”), and may be redeemed in cash or, at the Company’s sole discretion, freely tradeable shares of the Company’s common stock, subject to certain conditions. In addition, if the Company receives gross cash proceeds of $10,000,000 or more in connection with a closing of an offering of the Company’s securities, the terms of the Series A Preferred Shares require the Company to make an offer to the holders of shares of the Series A Preferred Stock to redeem 50% of the outstanding Series A Preferred Shares at either (i) 115% of the stated value of each Preferred Share ($10,000) plus any unpaid accrued dividends if redeemed on or prior to October 30, 2018 or (ii) 120% of the stated value of each Preferred Share ($10,000) plus any unpaid accrued dividends if redeemed after October 30, 2018 (the “Redemption Premium”). In the event of an asset sale resulting in an amount of proceeds in excess of $500,000, the Company is required to offer to redeem to 100% of the outstanding Series A Preferred Shares for the Redemption Premium. The Company may also be required, at the option of holders of the Series A Preferred Shares to redeem any outstanding shares of Series A Preferred Stock upon a change of control or bankruptcy event. The holders of the series A Preferred Stock are not required to accept any of the aforementioned offers.

C.	Securities Purchase Agreement

On April 30, 2018 (the “Initial Date”), the Company consummated a private placement transaction (the “April 2018 PIPE”) by entering into a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”), pursuant to which, the Company sold and the Purchaser bought, (i) 500 shares of Preferred Stock designated as Series A Preferred Stock (the “Preferred Stock”), which are convertible into shares of common stock at a conversion price of $0.20 per share, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of common stock over a period of five years from the Initial Date at an exercise price of $0.22 per share, which is subject to certain adjustments including anti-dilution provisions, for an aggregate purchase price of $5,000,000.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

The Company engaged Newbridge Securities Corporation, through LifeTech Capital (“Newbridge”), as exclusive placement agent for the aforesaid Agreement, pursuant to which the Company was required to pay a cash fee to Newbridge and issued to them warrants to purchase 2.5 million shares of common stock (or 10% of the aggregate number of fully diluted shares of common stock that have been purchased by an Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions. In addition, the Company is also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds received by the Company upon cash exercise of any Warrants purchased by the Purchasers in connection with the Agreement.

As defined in the Agreement, upon certain changes in control events, the Purchaser may elect to receive cash equal to the Black-Scholes value of the outstanding Warrants. Therefore, the Warrants are considered a freestanding instrument, as the Company believes it is legally detachable and separately exercisable. Consequently, as of the Initial Date, the Warrants were accounted for and recognized as a non-current financial liability on the consolidated balance sheet in total amount of $3,600,000 ($600,000 out of which related to warrants that were granted to Newbridge) under the ASC 815-40-25 and were measured at fair value. Subsequently, the Warrants are marked to market in each reporting period until they are exercised or expired, as earlier, with changes in the fair value of the Warrants charged into the statement of comprehensive loss. For the six months ended June 30, 2018, the Company recorded income in total amount of $150,000 due to revaluation of Warrants to purchase shares of Common Stock in the statement of operations and comprehensive loss as separate line.

In addition, the Company identified the contingent redemption feature of the Series A Preferred Stock in case of other than upon bankruptcy triggering event which is not eligible for the scope exception from ASC 815. Thus, the bifurcated embedded derivative amounting to $1,027,700 and $2,595,466 was measured at fair value on the Initial Date and June 30, 2018, respectively. The change in the fair value of $1,567,766 is recognized in the statement of operations and comprehensive loss as a separate line.

At the Initial Date, the effective conversion price of the Preferred Stock is less than the fair value of the share of Common Stock at the commitment date. As a result, a BCF amounting to approximately $972,300 was measured assuming full conversion according to ASC 470-20 However, according to ASC 470-20-30-8, there is a limitation to the amount of the proceeds allocated to the convertible preferred shares if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument. That is, the amount of the discount assigned to the BCF shall be limited to the amount of the proceeds allocated to the convertible preferred share. Consequently, at the Initial Date, a BCF was recognized in total amount of $773,575.

Under ASC 480-10-S99 “Distinguishing Liabilities from Equity”, since the Preferred Stock have conditional redemption provisions which are outside of the control of the Company and also contain a deemed liquidation preference, the Preferred Stock were classified as mezzanine financing at the initial measurement date at the residual amount, which is the difference between the total proceeds received, the fair value of the Warrants, the fair value of the embedded derivative related to the contingent redemption of Series A Preferred Stock and after consideration with the amount related to the BCF. Subsequently accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology. Changes in the redemption value are considered to be changes in accounting estimates.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

The below table outlines the change in the mezzanine account during the six months ended June 30, 2018 -

June 30, 2018
Unaudited

Opening balance, December 31, 2017	$-
Gross proceeds from April 2018 PIPE transaction	5,000,000
Recognition of liability related to Warrants to purchase Common Stock	(3,000,000)
Recognition of embedded derivative related to contingent redemption feature	(1,027,700)
Allocation of issuance costs to Preferred Stock	(198,725)
Recognition of BCF on Preferred Stock	(773,575)
Accretion of Preferred Stock to redemption value	532,540
Closing balance, June 30, 2018	$532,540

The total direct and incremental issuance costs (including the cash and Warrants fees related to Newbridge) amounted to $1,021,933. Such amount was allocated based on the relative fair value of the individual freestanding instruments identified (i.e. detachable warrants, embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and preferred stock). Issuance costs allocated to freestanding instruments at fair value were immediately expensed as separate line to the statement of operations and comprehensive loss. Issuance costs allocated to preferred stock have been deducted from mezzanine account.

In addition, in connection with the Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which, among other things, the Company is required to use its commercially reasonable best efforts to (i) prepare and file with the SEC within 60 calendar days of the offering a registration statement covering the shares of Common Stock underlying the Preferred Stock and Warrants and (ii) have the registration statement and any amendment thereto to be declared effective by the SEC within 90 calendar days from the date of the initial filing of such registration statement. On June 14, 2018, the Company filed a registration statements in Form S-1 which was declared effective by July 2, 2018.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

D.	Stock-based compensation

1.	In 2016, the Company approved the 2016 Employee Incentive Plan (the “2016 Plan”) which provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2016 Plan is 36,000,000 shares of common stock.

2.	On February 12, 2018, the Company granted options exercisable into 150,000 shares to its Chairperson of the Audit Committee under the 2016 Plan at an exercise price of $0.05 per share. The options become vested over a three-year period from the date of grant. The options shall vest 1/3 one year from the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used for stock options granted during the six months ended June 30, 2018are as follows: expected dividend yield of 0%; risk-free interest rate of 1.8%-2.07%; expected volatility of 242%, and expected term of 5 years. The fair value of the options at the grant date was $63,615. During the three and six month period ended June 30, 2018, as result of such grant, the Company recognized compensation expense of $10,688 and $16,208 respectively, and there was $47,407 of unrecognized compensation expense related to non-vested option grants.

3.	The following tables present a summary of the status of the grants to employees, officers and directors as of June 30, 2018.

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Options outstanding at December 31, 2017	27,300,000	$0.05	4.6	$11,015,580
Granted	150,000	$0.05
Exercised	-	$0.00
Lapsed	50,000	$0.10
Options outstanding at June 30, 2018	27,400,000	$0.05	4.2	$5,002,550
Options exercisable at June 30, 2018	20,725,000	$0.05	3.6	$3,786,700

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s Ordinary Shares on the last traded day of second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	EVENTS DURING THE PERIOD POLICIES (Cont.)

	D.	Stock-based compensation (Cont.)

4.	The following table summarizes information about stock options outstanding at June 30, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life (years)	Shares	weighted average exercise price

$0.05	27,300,000	$0.05	4.1	20,625,000	$0.05
$ 0.10-$ 0.30	100,000	$0.20	3.3	100,000	$0.20
Total Shares	27,400,000	$0.05	4.1	20,725,000	$0.05

5.	As of June 30, 2018, there was $423,010 of total unrecognized compensation cost related to non-vested stock options granted under the 2016 Plan. This cost is expected to be recognized over a weighted-average period of 0.97 years.

6.	The total equity-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six months periods ended June 30, 2018 amounting to $240,074 and $585,555, respectively. These expenses have been recorded as general and administrative expenses as part of the statement of comprehensive loss.

7.	On December 12, 2017, the Company entered into a new agreement with a service provider, Lyons Capital LLC, pursuant to which the service provider rendered services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference for consideration of 150,000 fully vested restricted shares of Common Stock of the Company. The grant was accounted for under ASC 505-50 “share-based payment arrangement with nonemployees”, when the fair value of the grant amounting to $72,000 was recorded as part of general and administrative expenses for the six months ended June 30, 2018. As of June 30, 2018, the aforesaid shares have not been issued by the Company.

E.	Common stock subscriptions receivable

In January 2018, the Company received a cash payment of $105,282 for common stock subscriptions receivable from a former employee.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGINCIES

A.	Commitments

1.	On October 11, 2015, OWC entered into a memorandum of understanding with Medmar for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid OWC $100,000 ($50,000 during each year ended December 31, 2016 and 2015). On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement providing Medmar certain rights in connection with the commercialization of OWC’s Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50,000 to the Company.

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

As of June 30, 2018, the Company deferred revenue in connection to the license in the State of Hawaii and the State of Pennsylvania and the right of first refusal amounting to aggregate amount of $100,000.

2.	In August 2017, OWC engaged PharmItBe Ltd, a company specializing in pharmaceutical research and development to develop and produce a second generation of its cannabis soluble tablet. This development was completed during the second quarter of 2018. The production of the cannabis soluble tablet for the purpose of clinical trials is expected to be completed during the third quarter of 2018.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGINCIES (Cont.)

A.	Commitments

3.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance (the “JV”) to promote the sale of OWC’s Products in the European Union (the “EU”); (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of June 30, 2018.

4.

On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer which operates in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabis-based topical ointment to treat psoriasis.

On November 27, 2016, the Company and OWC (the “Group”) entered into a license agreement with Emilia (the “License Agreement”). During the fourth quarter of 2016, the Group completed the development process and then initiated a phase I study at Chaim Sheba Medical Center (“Sheba”) to explore the safety of the cannabis-based topical ointment on psoriasis. Prior to entering into the License Agreement, the Group and Emilia conducted a development and evaluation program (as defined in the License Agreement) for the development of a specific product comprising Emilia’s formulation with certain medical cannabis extract provided by the Group for topical treatment of psoriasis.

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGINCIES (Cont.)

A.	Commitments

5.	On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (“fund”) by Chaim Sheba Medical Center. Pursuant to the Research Agreement, the Fund shall perform a Phase I, placebo-controlled, maximal dose study (the “Study”) to determine the safety and tolerability of the cannabis-based topical ointment containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers, employing the services of Professor. Aviv Barzilai, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by OWC and governing the administration of the Study Drug. Pursuant to the collaboration agreements and the related amendments, OWC is obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the safety study for the cannabis-based topical ointment. As of June 30, 2018, OWC has paid Sheba $116,329 as per Sheba’s payment requests. The Company has recorded $73,232 and $102,232 as Research and Development expenses related to the Study in the three and six months period ended June 30, 2018.

On October 22, 2014, OWC entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, OWC conducted pre-clinical studies on multiple myeloma, which commenced in April 2015. Pursuant to the collaboration agreements, OWC was required to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. As of June 30, 2018, the Company has paid Sheba $65,669 as per Sheba’s payment requests. The Company has not recorded any Research and Development expenses related to this agreement in the six months period ended June 30, 2018.

At present, OWC uses its available working capital to fund these studies.

6.	In November 2017, the Company signed a two-year rental agreement with a landlord for its principle office located in Ramat Gan, Israel. The rental agreement includes an option for one additional year. The monthly rental fees are approximately $4,200 and the remaining minimum payments total approximately $76,000 as of June 30, 2018. During the option period the monthly rental fees shall increase by approximately 7%. During the three and six months periods ended June 30, 2018, the Company recorded $12,433 and $37,499 as rental expenses, respectively.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGINCIES (Cont.)

B.	Contingencies

1.	On February 28, 2017, the Company filed an action for alleged legal malpractice against the NYC law firm of Sichenzia Ross FerenceKesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. The Company’s claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. The Company brought the action seeking recovery of monetary damages due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is currently pending in the Supreme Court of the State of New York, County of New York and is in the discovery phase.

2.	The Company has sued certain individuals in the Supreme Court of the State of New York regarding defaulted obligations related to 2,354,480 shares granted to them. The matter was conditionally settled as against certain individuals. The Company received during the period a payment of $105,282 from one individual (see also Note 4E) and is now seeking to enforce that settlement agreement in court for additional funds amounting to $120,500. The Company has reserved its right to pursue its claims against one individual for an outstanding sum of approximately $15,000.

3.

On November 22, 2017, Mr. Ziv Turner, the Company’s subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against the Company, its subsidiary and the Company’s CEO. The Plaintiff alleged the right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, the Company filed a statement of defense rejecting all of the Plaintiffs claims. On April 30, 2018, a first mediation meeting was held, at which the parties presented their positions. A preliminary hearing was held on July 12, 2018, in which the Plaintiff amended his Claim with regard to the relief the Plaintiff is seeking. As a result, the Plaintiff is no longer seeking the right to receive 4,125,000 shares of the Company’s Common Stock, but rather is now seeking the value of such shares. At this stage we are unable to assess the probable outcome (see Note 6 C).

NOTE 6	-	SUBSEQUENT EVENTS

A.	On July 10, 2018, the Company paid a dividend of 242,572 shares of common stock to the holder of the Series A Preferred Stock, pursuant to the terms of the Preferred Shares (see also Note 4B).

B.	On August 1, 2018, the Company announced the initiation of the final stage of its Phase I, placebo controlled, maximal dose study (the “Psoriasis Study”) to determine the safety and tolerability of topical ointment containing medical grade cannabis in healthy volunteers. The final stage of the trial comprises the twice daily dosing of healthy volunteers for 6 weeks.

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

Overview

We are an early stage medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. We are currently engaged in the research and development and have conducted pre-clinical trials on the efficacy of cannabis-based medical products (the “Cannabis-Based Medical Products”) commencing with our cannabis-based topical ointment for the treatment of psoriasis. In addition, we also are pursuing the use of our Cannabis-Based Medical Products for the treatment of multiple myeloma, post-traumatic stress disorder (“PTSD”), chronic pain and fibromyalgia, and have made significant advancements in the development of a cannabis soluble tablet delivery system that could have applications for other indications. We are also capable of providing consulting and advisory services to governmental and private entities to assist them with developing and implementing tailor-made, comprehensive medical cannabis programs, although we have not generated any revenues from such services to date.

We have been engaged in research and development and consulting and advisory activities through our wholly-owned Israeli subsidiary, One World Cannabis Ltd since July 2014. To date, we have entered into binding agreements with major hospitals and medical research facilities in Israel for the purpose of conducting research studies and trials related to the development and use of Cannabis-Based Medical Products for the treatment of multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia, and for the development of a cannabis soluble tablet delivery system. We announced promising clinical results from the testing of our cannabis-based topical ointment for the treatment of psoriasis, an autoimmune disease that causes red, scaly patches to appear on the skin. Skin cells in patients with psoriasis grow at an abnormally fast rate, causing a buildup of lesions that tend to burn and itch. While the real cause of psoriasis is not known, genetics are believed to play a major role in its development. According to the American Academy of Dermatology, psoriasis affects about 3% of the world’s population and 7.5 million people in the United States.

We have not yet commenced any significant activities related to our third-party consulting services.

April 2018 Private Placement

On April 30, 2018, we entered into and consummated a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”). Under the terms and conditions of the Agreement, we sold and the Purchaser bought, (i) 500 shares of our new series of preferred stock designated as Series A Preferred Stock (the “Preferred Shares”), which, as of April 30, 2018, were convertible into 25,000,000 shares of our common stock at a conversion price of $0.20 per share, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of our common stock at an exercise price of $0.22 per share subject to adjustment pursuant to the anti-dilution provisions of the Warrants, for an aggregate purchase price of $5,000,000 (the “2018 Private Placement”). Newbridge Securities Corporation (“Newbridge”), through LifeTech Capital, acted as exclusive placement agent for the transaction and we paid Newbridge a cash fee of $375,000 and issued to them warrants to purchase 2.5 million shares of our common stock at $0.20 per share. The Warrants shall contain customary terms, including provisions for “cashless” exercise, change of control, price based anti-dilution, and customary demand or piggyback registration rights. We are also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds that we receive upon cash exercise of any Warrants purchased by the Purchasers in connection with the offering.

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

In connection with the Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which, among other things, we have agreed to use our commercially reasonable best efforts to (i) prepare and file with the SEC within 60 calendar days of the offering a registration statement covering the shares of Common Stock underlying the Preferred Stock and Warrants and (ii) have the registration statement and any amendment thereto to be declared effective by the SEC within 90 calendar days from the date of the initial filing of such registration statement. The Company filed a registration statement covering the shares of Common Stock underlying the Preferred Stock and Warrants, which was declared effective by the SEC on July 2, 2018.

On July 10, 2018, we paid a dividend of 242,572 shares of our common stock to the Purchaser pursuant to the terms of the Preferred Shares.

Our Study on Psoriasis

On June 28, 2018, we announced the successful completion of the first part of our Phase I, placebo controlled, maximal dose study (the “Psoriasis Study”) to determine the safety and tolerability of topical ointment containing medical grade cannabis (the “Topical Ointment”) in healthy volunteers. The completed part of our Psoriasis Study consisted of application of escalating doses of the Topical Ointment to healthy volunteers and was successfully completed with no adverse effects. After the completion of the second part of our Psoriasis Study, we plan to initiate a Phase II study to demonstrate the efficacy of the Topical Ointment in treating mild to moderate psoriasis and other inflammatory skin diseases.

On August 1, 2018, we announced the initiation of the final stage of our Phase I, placebo controlled, maximal dose study. The final stage of the Psoriasis Study comprises the twice daily dosing of healthy volunteers for 6 weeks.

Results of Operations

Results of Operations during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017

We have not generated any revenue during the three and six months ended June 30, 2018 and 2017. We have operating expenses related to general and administrative expenses and research and development expenses.

During the three months ended June 30, 2018, we incurred a net loss of $3,209,955 due to general and administrative expenses of $755,506, research and development expenses of $212,512, issuance costs related to the April 2018 private placement of the Preferred Shares of $823,208, income of $150,000 from the revaluation of liability related to the warrants, $1,567,766 from revaluation of embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and financial expenses of $963 as compared to a net loss of $445,126 due to general and administrative expenses of $231,585, research and development expenses of $211,946 and financial expenses of $1,595 during the three months ended June 30, 2017. During the six months ended June 30, 2018, we incurred a net loss of $4,187,094 due to general and administrative expenses of $1,576,687, research and development expenses of $367,845, issuance costs related to the April 2018 private placement of the Preferred Shares of $823,208, income of $150,000 from the revaluation of liability related to the warrants, $1,567,766 from revaluation of embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and financial expenses of $1,588 as compared to a net loss of $1,880,494 due to general and administrative expenses of $1,632,937, research and development expenses of $245,962 and financial expenses of $1,595 during the six months ended June 30, 2017.

Our general and administrative expenses increased by $523,921 or 226% during the three months ended June 30, 2018 as compared to the same period in the prior year, primarily due to increased stock-based compensation and amortization of services receivable expenses. The charge relating to stock-based compensation and services receivable expenses were $240,074 and $90,297, respectively, for the three months ended June 30, 2018, compared to an income of $288,968 due to true up of compensation expenses related to options that were forfeited and an expense of $320,120 for the three months ended June 30, 2017. Our general and administrative expenses decreased by $56,250 or 3.4% during the six months ended June 30, 2018 as compared to the same period in the prior year, primarily due to decreased stock-based compensation and amortization of services receivable expenses. The charge relating to stock-based compensation and services receivable expenses were $585,555 and $330,994 respectively, for the six months ended June 30, 2018, compared to $768,936 and $498,986 for the six months ended June 30, 2017.

Our research and development expenses had no material change during the three months ended June 30, 2018 as compared to the same period in the prior year. Our research and development expenses increased by $121,883 or 50% during the six months ended June 30, 2018 as compared to the same period in the prior year, primarily due to our continued progress related to our research and development collaboration agreements, payroll and consultancy.

Liquidity and Capital Resources

As of June 30, 2018, we had current assets of $4,740,975 consisting of $4,649,299 in cash and cash equivalents and other current assets of $91,676. As of June 30, 2018, we had property and equipment valued at $33,002, net of $32,427 in accumulated depreciation. We had total assets of $4,773,977 as of June 30, 2018.

As of December 31, 2017, we had current assets of $1,044,840 consisting of $970,542 in cash and cash equivalents and other current assets of $74,298. We had property and equipment valued at $16,243, net of $28,480 in accumulated depreciation. We had total assets of $1,061,083 as of December 31, 2017.

As of June 30, 2018, we had $378,934 in current liabilities consisting of $128,151 in accounts payable, $150,783 in other current liabilities and deferred revenues of $100,000.

As of December 31, 2017, we had $270,485 in current liabilities consisting of $64,814 in accounts payable, $105,671 in other current liabilities and deferred revenues of $100,000.

We had positive working capital of $4,362,041 as of June 30, 2018 compared to positive working capital of $774,355 as of December 31, 2017. Our accumulated deficit as of June 30, 2018 and December 31, 2017 was $19,480,845 and $14,516,912, respectively.

As of June 30, 2018, we had $6,045,466 in long term liabilities consisting of $2,595,466 in embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and $3,450,000 in liability related to warrants to purchase common stock.

We used $1,320,011 in our operating activities during the six months ended June 30, 2018, which was due to a net loss of $4,187,094 offset by amortization of services receivable of $330,994, stock-based compensation expenses of $585,555, depreciation expense of $3,947, an increase in accounts payable of $63,338, an increase in other current assets of $17,378, a decrease in other liabilities of $463, direct and incremental issuance costs related to the April 2018 PIPE Private Placement, revaluation of liability related to warrants to purchase common stock and an increase of revaluation of embedded derivative related to the contingent redemption feature of the Series A Preferred Stock of $1,567,766.

We used $590,048 in our operating activities during the six month ended June 30, 2017, which was due to a net loss of $1,880,494 offset by amortization of services receivable of $498,986, Stock based compensation of $768,936, depreciation expense of $5,585, an increase in accounts payable of $28,206, an increase in prepaid expenses of $12,900 and an increase in other liabilities of $1,633.

We used $20,706 and $1,080 during the six months ended June 30, 2018 and 2017, respectively, to purchase property and equipment.

Our financing activities during the six months ended June 30, 2018 provided us with $5,023,233 through net proceeds received from issuance of the Preferred Shares of $4,917,951 and collection of a stock subscription receivable of $105,282 (see also note 4E, Events During The Period—Common stock subscription receivable in our financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our financing activities during the six months ended June 30, 2017 provided us with $1,494,607 through proceeds of $1,667,524 from issuance of common stock, $77,083 from exercise of warrants, $50,000 from non-recourse loan and a repayment of non-recourse loan of $300,000.

Based upon our cash position of $4,649,299 on June 30, 2018 we believe that we have sufficient cash to fund our operation in the next 12 months, however we believe that in order to execute on our plans we need to raise additional capital, either equity or debt, and there can be no assurance that additional capital will be sufficient to fund our anticipated expenditure requirements to execute on our plans.

The development and commercialization of our product is expected to require substantial expenditures. We have not yet generated material revenues from operations and therefore is dependent upon external sources for financing our operations. As of June 30, 2018, we have an accumulated deficit of $19,282,120. In addition, during the six months ended June 30, 2018, we reported losses and negative cash flows from operating activities.

On April 30, 2018, we entered into and consummated a Securities Purchase Agreement with a new investor, pursuant to which, we issued (i) 500 shares of Preferred Stock designated as Series A Preferred Stock that are convertible into 25,000,000 shares of common stock and (ii) Warrants that are eligible for conversion into 12,500,000 shares of common stock for an aggregate purchase price of $5,000,000. See “April 2018 Private Placement” and note 4, in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Funding of Our Research Programs

On October 22, 2014, we entered into a collaboration agreement with the Sheba Academic Medical Center’s hospital (“Sheba”) relating to the use of cannabis to treat myeloma. Within the framework of this collaboration agreement, we conducted pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to this collaboration agreement, we are obligated to pay Sheba $170,000. As of June 30, 2018, we have paid Sheba $65,669 as per Sheba’s payment requests.

In addition, pursuant to another collaboration agreement, we are obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the Study for the cannabis-based topical ointment for treatment of psoriasis. As of June 30, 2018, we have paid Sheba $116,329 as per Sheba’s payment requests.

At present, we use our available working capital to fund these studies.

Our expenditures allocated to our corporate activities conducted through our facilities in Ramat Gan were $37,499 for the six months period ended June 30, 2018 and we expect it will be approximately $66,000 for the year ending December 31, 2018.

Off Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018, and in Note 2 to our interim consolidated financial statements as reported in our Quarterly Report on Form 10-Q for the six months period ended June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2018.

Material Weakness and Remediation of Material Weakness

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in the Company’s internal control over financing reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment and those criteria, we have concluded that our internal controls over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the period ended June 30, 2018. Management has identified corrective actions for the weaknesses and intends to implement and execute procedures to address the above mentioned material weaknesses during the remainder of the fiscal year 2018. Management has already begun to take measures to remediate these material weaknesses. In particular, management reviews all board of directors minutes, implemented IT back up procedures, evaluates and reviews accounts payables and accrued expenses provisions and expenditures, has implemented payment approval procedures, which require two signatures for every payment and has outsourced equity accounting instruments valuations to a third party.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 22, 2017, Mr. Ziv Turner, our subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against us, our subsidiary and our CEO. The Plaintiff alleged the right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, we filed a statement of defense rejecting all of the Plaintiffs claims. On April 30, 2018, a first mediation meeting was held, at which the parties presented their positions. A preliminary hearing was held on July 12, 2018, in which the Plaintiff amended his Claim with regard to the relief the Plaintiff is seeking. As a result, the Plaintiff is no longer seeking the right to receive 4,125,000 shares of the Company’s Common Stock, but rather is now seeking the value of such shares, (see notes 5 and 6 in our financial statements included elsewhere in this Quarterly Report on Form 10-Q). At this stage we are unable to assess the probable outcome.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018, except as follows:.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our common stock, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of 500,000,000 shares of common stock, par value $0.00001 per share and 20,000,000 shares of preferred stock, par value $0.00001. As of August 15, 2018, 148,001,480 shares of our common stock are outstanding and 500 shares of our Series A Preferred Stock (the “Series A Preferred Shares”) are outstanding. In addition, current holders of our common stock will experience dilution in their equity ownership from the exercise of outstanding common stock purchase warrants and stock options granted under our 2016 Employees Stock Option Plan.

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

In addition, the Series A Preferred Shares issued are currently convertible into 25,000,000 shares of our common stock, the warrants issued in connection with the 2018 Private Placement are exercisable for 12,500,000 shares of our common stock and we have outstanding other options and warrants to purchase an aggregate of 35,800,869 shares of our common stock. If we elect to pay dividends on the Series A Preferred Shares in shares of our common stock, we will be required to issue shares at a discount to the market price. On July 10, 2018, we paid such a dividend of 242,572 shares of our common stock to the Purchaser pursuant to the terms of the Series A Preferred Shares.

In addition, upon certain breaches or other triggering events described in the Agreement for the, 2018 Private Placement and the Certificate of Designations for the Series A Preferred Shares, the Series A Preferred Shares will be convertible into our common stock at a price that reflects a premium to the liquidation preference for the Series A Preferred Shares and discount to the market price for our common stock. In the event we are required to issue such additional shares, the current holders of our common stock will experience substantial dilution in their equity ownership. Furthermore, such issuance may have negative impact on the market price of our common stock.

The risks described in our Annual Report and this Quarterly Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

Exhibit No.	Description
3.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
4.2	Registration Rights Agreement dated April 30, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.1	Form of Securities Purchase Agreement dated April 30, 2018, by and between the Company and a non-US based institutional purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CEO, Mordechi Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CFO, Yossi Dagan, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechai Bignitz as CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Yossi Dagan as CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	August 16, 2018
Mordechai Bignitz

/s/ Yossi Dagan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 16, 2018
Yossi Dagan

