Form 10-Q
period 2018-09-30
OWC Pharmaceutical Research Corp.
filed 2018-11-08
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 8, 2018, the registrant had 148,489,193 shares of common stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate” and “continue,” or the negative of such terms or other similar expressions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we caution you that these statements are based on our good faith projections of the future that are subject to known and unknown risks and uncertainties and other factors, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to generate revenue or achieve profitability;
●	our ability to obtain additional financing on acceptable terms, if at all;
●	our ability to obtain insurance coverage;
●	performance of our information technology and storage systems;
●	a disruption or breach of our information technology systems;
●	our dependence on the success of cannabinoid technology;
●	our ability to keep pace with technological advances;
●	legal and regulatory developments in the United States and foreign countries;
●	the success and timing of our preclinical and clinical trials;
●	our ability to secure Israeli licenses to use cannabis for medical research;
●	the rate and degree of market acceptance of cannabis-based medical products;
●	the success of competing products or therapies that become available;
●	our dependence on third parties;
●	the performance of third parties upon which we depend;
●	our ability to obtain and maintain protection for our intellectual property;
●	our ability to protect and defend against litigation, including intellectual property claims;
●	our ability to obtain licenses, if necessary, on commercially reasonable terms or at all;
●	our ability to attract and retain key personnel;
●	risks related to operating in Israel;
●	the volatility of the price of our Common Stock;
●	the marketability of our Common Stock;
●	our broad discretion to invest or spend the proceeds from our financings in ways with which our stockholders may not agree and may have limited ability to influence; and
●	other risks and uncertainties, including those listed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC and those listed under Item 1A, “Risk Factors” of this Report on Form 10-Q.

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

You should not place undue reliance on any forward-looking statements, each of which applies only as of the date of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof. We undertake no obligation to publicly update or revise any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as required by law.

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “OWC,” “we,” “us,” and “our” refer to OWC Pharmaceutical Research Corp., a Delaware corporation, and its consolidated subsidiary, One World Cannabis Ltd., a company organized under the laws of Israel.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	4,218,846	970,542
Other current assets	59,754	74,298
Total Current Assets	4,278,600	1,044,840

Property and Equipment, net	33,378	16,243

Total Assets	4,311,978	1,061,083

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES A AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	231,404	64,814
Other current liabilities	69,738	105,671
Deferred revenue	100,000	100,000
Total Current Liabilities	401,142	270,485

Embedded derivative related to contingent redemption feature, at fair value (Note 3)	3,841,417	-
Liability related to warrants to purchase Common Stock (Note 3)	2,525,000	-
Total Non-Current Liabilities	6,366,417	-
Total Liabilities	6,767,559	270,485

Commitments and Contingencies (Note 5)

Redeemable Convertible Preferred Stock Series A, $0.00001 par value 20,000,000 shares authorized at September 30, 2018 (unaudited) and December 31, 2017 ; 500 and 0 shares issued and outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively; Aggregate liquidation preference $6,000 at September 30 2018 (unaudited) (Note 4)	1,335,714	-

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2018 (unaudited) and December 31, 2017 ; 148,001,480 and 147,758,908 shares issued and outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	1,480	1,478
Additional paid-in capital	17,746,234	16,168,469
Services receivable	(157,486)	(524,792)
Common stock subscriptions receivable	(238,724)	(344,006)
Accumulated deficit	(21,144,378)	(14,516,912)
Accumulated other comprehensive income	1,579	6,361
Total Stockholders’ Equity (Deficit)	(3,791,295)	790,598

Total Liabilities, Redeemable Convertible Preferred Stock Series A and Stockholders’ Equity (Deficit)	4,311,978	1,061,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Operating expenses:
Research and development	125,968	94,475	493,814	340,436
General and administrative	543,074	1,105,794	2,119,761	2,738,731
Total operating expenses	669,042	1,200,269	2,613,575	3,079,167

Other expense (income):
Issuance costs related to April 30, 2018 Redeemable Convertible Series A Preferred Stock (Note 4)		-	823,208	-
Revaluation of liability related to warrants to purchase common stock (Note 3)	(925,000)	-	(1,075,000)	-
Revaluation of embedded derivative related to contingent redemption feature (Note 3)	1,245,951	-	2,813,717	-
Other finance expenses, net	1,101	798	2,690	2,393
Total other expenses, net	322,052	798	2,564,615	2,393
Net loss	(991,094)	(1,201,067)	(5,178,190)	(3,081,560)

Other comprehensive loss
Foreign currency translation adjustment	(1,023)	(5,164)	(4,782)	(1,030)

Comprehensive loss	(992,117)	(1,206,231)	(5,182,972)	(3,082,590)

Dividend on Redeemable Convertible Series A Preferred Stock (Note 4)	(67,988)	-	(113,562)	-
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (Note 4)	(803,175)	-	(1,335,714)	-
Net loss attributable to common stockholders	(1,862,257)	(1,201,067)	(6,627,466)	(3,081,560)

Basic and diluted per share amounts:
Basic net loss	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Diluted net loss	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding (basic)	147,975,274	146,287,849	147,831,823	145,060,415

Weighted average shares outstanding (diluted)	147,975,274	146,287,849	149,250,392	145,060,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK SERIES A AND STOCKHOLDERS’ EQUITY (DEFICIT) US DOLLAR

	Redeemable Convertible Preferred Stock Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
US dollars (except share data)
Balance at December 31, 2016	-	-	139,447,782	1,395	11,039,102	(592,083)	(395,011)	(9,958,465)	6,050	100,988
Stock-based compensation	-	-	100,000	1	2,049,738	-	-	-	-	2,049,739
Financial instruments issued for services to be received	-	-	1,166,127	12	1,187,014	(1,187,026)	-	-	-	-
Amortization of services receivable	-	-				1,254,317	-	-	-	1,254,317
Common stock issued upon exercise of warrants	-	-	1,750,642	18	225,142	-	-	-	-	225,160
Common stock issued upon exercise of options and warrants on cashless basis	-	-	890,719	8	(8)	-	-	-	-	-
Payments received on subscriptions receivable	-	-	-	-	-	-	51,005	-	-	51,005
Common stock issued for cash @$0.13 together with detachable warrants	-	-	904,924	9	117,631	-	-	-	-	117,640
Common stock issued for cash @$0.17 together with detachable warrants	-	-	588,237	6	99,994	-	-	-	-	100,000
Common stock issued for cash @$0.25 together with detachable warrants	-	-	520,000	5	129,995	-	-	-	-	130,000
Common stock issued for cash @$0.50 together with detachable warrants	-	-	1,767,250	18	883,607	-	-	-	-	883,625
Common stock issued for cash @$0.70 together with detachable warrants	-	-	623,227	6	436,254	-	-	-	-	436,260
Other comprehensive income	-	-	-	-	-	-	-	-	311	311
Net loss	-	-	-	-	-	-	-	(4,558,447)	-	(4,558,447)
Balance at December 31, 2017	-	-	147,758,908	1,478	16,168,469	(524,792)	(344,006)	(14,516,912)	6,361	790,598
Stock-based compensation	-	-	-	-	690,630	-	-	-	-	690,630
Amortization of services receivable	-	-	-	-	-	367,306	-	-	-	367,306
Payments received on subscriptions receivable	-	-	-	-	-	-	105,282	-	-	105,282
Issuance of Series A redeemable convertible preferred stock, net of fair value of embedded derivative related to contingent redemption feature, fair value of and detachable warrants, beneficial conversion feature on Redeemable Convertible Series A Preferred Stock and net of issuance costs (see also Note 4C)	500	* -)	-	-	-	-	-	-	-
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock (see also Note 4C)	-	-	-	-	773,575	-	-	-	-	773,575
Dividend on Series A redeemable convertible preferred stock (see also Note 4C)	-	-	242,572	2	113,560	-	-	(113,562)	-	-
Accretion of Series A redeemable convertible preferred stock to redemption value (see also Note 4C)	-	1,335,714	-	-	-	-	-	(1,335,714)	-	(1,335,714)
Other comprehensive loss	-	-	-	-	-	-	-	-	(4,782)	(4,782)
Net Loss	-	-	-	-	-	-	-	(5,178,190)	-	(5,178,190)
Balance at September 30, 2018 (unaudited)	500	1,335,714	148,001,480	1,480	17,746,234	(157,486)	(238,724)	(21,144,378)	1,579	(3,791,295)

*) Representing an amount less than $1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net Loss	(5,178,190)	(3,081,560)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,830	9,027
Stock-based compensation	690,630	1,319,745
Amortization of services receivable	367,306	877,500
Direct and incremental issuance cost related to April 2018 PIPE transaction	483,324	-
Revaluation of liability related to warrants to purchase common stock	(1,075,000)	-
Revaluation of embedded derivative related to contingent redemption feature	2,813,717	-
Changes in assets and liabilities:
Decrease (increase) in other current assets	14,543	(46,127)
Increase in accounts payable	166,590	32,153
Increase (decrease) in other current liabilities	(35,932)	30,270
Cash used in operating activities:	(1,747,182)	(585,992)

Cash flows from investing activities:
Purchase of property and equipment	(22,965)	(3,493)
Cash used in investing activities	(22,965)	(3,493)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	1,667,525
Proceeds from the exercise of warrants	-	77,083
Proceeds from issuance of Series A redeemable convertible preferred stock, embedded derivative related to contingent redemption feature and detachable warrants, net of issuance costs	4,917,951	-
Proceeds from the payments of stock subscriptions	105,282	9,997
Proceeds of debt borrowings, net of related expenses	-	50,000
Payment of non-recourse loan	-	(300,000)
Cash provided by financing activities	5,023,233	1,504,605

Foreign currency translation adjustments on cash and cash equivalents	(4,782)	(1,030)

Change in cash and cash equivalents	3,248,304	641,090
Balance of cash and cash equivalents at beginning of period	970,542	472,282
Balance of cash and cash equivalents at end of period	4,218,846	1,113,372
Supplemental cash flow information:
Non-cash transactions:
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock	773,575	-
Dividend on Redeemable Convertible Series A Preferred Stock	113,562	-
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value	1,335,714	-
Issuance costs in form of liability related to warrants	116,676	-
Net share settlement of warrant exercise	-	275,469

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

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated material revenues from operations and therefore is dependent upon external sources for financing its operations. As of September 30, 2018, the Company has an accumulated deficit of $21,144,378. In addition, during the nine months ended September 30, 2018, the Company reported losses and negative cash flows from operating activities.

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

The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period in the future.

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

Warrants to purchase Common Stock:

The Company accounts for warrants to purchase shares of its Common Stock, held by Purchaser and placement agent, that include a fundamental transaction feature pursuant to which such warrants could be required to be settled in cash, as a non-current liability according to the provisions of ASC 815-40-, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company measures the warrants upon initial recognition and on subsequent periods at fair value by using the Black-Scholes-Merton pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in a separate line in the Company’s statement of comprehensive loss (see also Note 3). The direct issuance expenses that were allocated to the Warrants were expensed as incurred.

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

After allocating the proceeds among the freestanding instruments (i.e., warrant liability and preferred share), the proceeds are further allocated between the host components (such as the preferred share) and any bifurcated derivatives. Bifurcated derivatives, if any are initially recognized at fair value and the residual value is allocated to the host component.

The allocation of issuance costs to freestanding instruments and between host components and bifurcated derivatives is based on the relative values of such instruments and components.

Issuance costs allocated to the warrant liability and to bifurcated derivatives were immediately expensed. Issuance costs allocated to the preferred shares host component classified as mezzanine equity are recorded as a reduction of the share balance and accreted up to redemption value.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the convertible Series A Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A Preferred Stock, which was issued on April 30, 2018 was excluded from the computation of the net loss per share for the three and nine months periods ended September 30, 2018.

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

The net loss attributable to common stockholders and the weighted average number of shares used in computing basic and diluted net loss per share for the three and nine months periods ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,
	2018	2017

Numerator:
Net loss	$(991,094)	$(1,201,067)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(803,175)	-
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(67,988)	-

Net loss attributable to common stockholders for basic net loss per share	$(1,862,257)	$(1,201,067)
Revaluation of liability related to warrants to purchase common stock	-	-

Net loss attributable to common stockholders for diluted net loss per share	$(1,862,257)	$(1,201,067)

Denominator:
Shares of common stock used in computing basic net loss per share	147,975,274	146,287,849
Incremental shares from assumed exercise of warrants to purchase common stock	-	-

Shares of common stock used in computing diluted net loss per share	147,975,274	146,287,849

Net loss per share of common stock from continuing operations, basic and diluted	$(0.01)	$(0.01)

	Nine Months Ended September 30,
	2018	2017

Numerator:
Net loss	$(5,178,190)	$(3,081,560)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(1,335,714)	-
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(113,562)	-

Net loss attributable to common stockholders for basic net loss per share	$(6,627,466)	$(3,081,560)
Revaluation of liability related to warrants to purchase common stock	1,075,000	-

Net loss attributable to common stockholders for diluted net loss per share	$(5,552,466)	$(3,081,560)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	147,831,823	145,060,415
Incremental shares from assumed exercise of warrants to purchase common stock	1,418,569	-

Shares of common stock used in computing diluted net loss per share	149,250,392	145,060,415

Net loss per share of common stock from continuing operations, basic and diluted	$(0.05)	$(0.02)

(*)	As discussed in Note 4, the Company shall be required to offer to redeem 1/12 of the Series A Preferred Stock 270 days following the closing date and every 30 days thereafter throughout the remaining of the term. In addition, in the event the Investor desires to have all or portion of its Series A Preferred Stock redeemed, it shall be redeemed for an amount equal to 110% of the Stated Value of such Series A Preferred Stock plus any unpaid accrued dividend to the mandatory redemption day, and may be redeemed in cash, or by the sole discretion of the Company, in the Company’s Common Stocks, following to the terms as defined in the Certificate of Designation.

(**)	The net loss used for the computation of basic and diluted net loss per share for the three and nine months periods ended September 30, 2018, includes the preferred dividend requirement of 5% per share per annum for the Series A Preferred Stock, which shall be due and payable in cash or in Common Stock of the Company in the sole discretion of the Company, as defined in the certificate of designation (see also Note 4B).

For the three and nine months periods ended September 30, 2018, diluted loss per share excludes the impact of stock options, certain stock warrants, restricted stock awards, Series A Preferred Stock and embedded derivative related to the contingent redemption feature of the Series A Preferred Stock totaling 73,210,393 and 58,210,393 shares, respectively, as the effect of their inclusion would be anti-dilutive. For the three and nine months periods ended September 30, 2017, diluted loss per share excludes the impact of stock options, certain stock warrants and restricted stock awards totaling 37,093,178 shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	B.	Recent Accounting Pronouncements

1.	In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

2.	Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

This guidance did not have a material impact on the Company’s consolidated financial statements.

3.	In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation”. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year.

This guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company early adopted this guidance in connection to the down round feature within the embedded optional conversion feature of the preferred stock, as discussed in Note 4.

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

The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, if any.

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

In estimating the fair value of the Warrants on the issuance date (April 30, 2018) and September 30, 2018, the Company used the following assumptions:

12,500,000 Purchaser Warrants:

	September 30, 2018	April 30, 2018

Risk-free interest rate (1)	2.94%	2.79%
Expected volatility (2)	229%	246%
Expected life (in years) (3)	4.58	5.00
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.17	$0.24

2,500,000 Placement agent Warrants:

	September 30, 2018	April 30, 2018

Risk-free interest rate (1)	2.85%	2.62%
Expected volatility (2)	246.7%	252.6%
Expected life (in years) (3)	2.58	3.00
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.16	$0.24

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:-	FAIR VALUE MEASUREMENTS (Cont.)

1	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the warrants.

3	Expected life - the expected life was based on the expiration date of the warrants.

4	Expected dividend yield - was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

The changes in Level 3 liabilities associated with the 2018 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2018:

Fair value of liability related to warrants

Balance at December 31, 2017	$-
Recognition of liability related to Warrants to purchase Common Stock	3,600,000
Revaluation of warrants to purchase Common Stock	(1,075,000)

Balance at September 30, 2018 (unaudited)	$2,525,000

In estimating the fair value of the embedded derivative related to the contingent redemption feature of the Series A Preferred Stock, the Company used the following assumptions:

	September 30, 2018	April 30, 2018

Risk-free interest rate (1)	2.24%-2.64%	2.13%-2.40%
Expected volatility (2)	99.4%	258.3%
Expected life (in years) (3)	1.22	1.64

1.	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2.	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the contingent redemption feature.

3.	Expected life - the expected life was based on the expiration date of the contingent redemption feature.

The changes in Level 3 liabilities associated with the 2018 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2018:

Fair value of embedded derivative related to contingent redemption feature

Balance at December 31, 2017	$-
Recognition of embedded derivative related to contingent redemption feature	1,027,700
Revaluation of embedded derivative related to contingent redemption feature	2,813,717

Balance at September 30, 2018 (unaudited)	$3,841,417

The Company’s management is measuring the fair value of the 2018 Private Placement warrants issued to the Purchaser and the placement agent and the embedded derivative related to the contingent redemption feature of the Series A Preferred Stock by using the services of external independent appraiser.

During the period commencing April 30, 2018 and ended September 30, 2018, no warrants have been exercised. As of September 30, 2018, there were 15,000,000 outstanding unexercised Warrants (including both investor and placement agent Warrants) related to the 2018 Private Placement.

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

The terms of the Series A Preferred Stock are governed by a Certificate of Designation (the “Series A Certificate of Designation”) filed by the Company with the Delaware Secretary of State on April 30, 2018. Pursuant to the Series A Certificate of Designation, the Company designated 500 shares of the Company’s preferred stock as “Series A Preferred Stock”. As more fully described below, for the nine months ended September 30, 2018, the Company has issued a total of 500 shares of Series A Preferred Stock in connection with the Share Purchase Agreement. Following is a summary of the material terms of the Series A Preferred Stock:

■

Dividends. Holders of the 500 shares of Series A Preferred Stock (the “ Series A Preferred Shares”) are entitled to receive dividends on each share of the Series A Preferred Stock, payable quarterly on March 31, June 30, September 30 and December 31, commencing June 30, 2018 (which will be prorated) in an amount equal to 5% per annum of the stated value ($10,000 per share of the Series A Preferred Stock) and which shall be cumulative. Such dividends are to be paid in cash or freely tradeable shares of our common stock at our sole discretion, subject to certain conditions. If in the event the Company elects to pay a dividend in shares of our common stock to the holders of the Series A Preferred Shares, the number of shares of our common stock will be determined in accordance with the terms of the Series A Preferred Shares. The Company may only elect to pay cash dividends to the Series A Preferred Shares to the extent there are amounts available for the payment of dividends in accordance with applicable Delaware law

During the period commencing April 30, 2018 through September 30, 2018, the Company recorded an amount of $113,562 as dividend on Redeemable Convertible Series A Preferred Stock, $67,988 of which relates to the three months period ended September 30, 2018. In July 2018, the Company issued 242,572 shares of its common stock to the holder of series A Preferred Stock for payment of dividend amounted to $45,574. The remaining amount of dividend in total amount of $67,988 was paid by the Company by issuance of 487,713 shares of common stock to the holder of series A Preferred Stock on October 4, 2018 (see also Note 6).

■	Liquidation. In the event of a Liquidation Event, the holders of Series A Preferred Stock (“Holders”) shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any other shares of capital stock of the Company (“Junior Stock”), but pari passu with any Parity Stock (preferred shares that are pari passu rank to the Series A Preferred Stock in respect of the preferences as to dividends, redemption rights, distributions and payments upon the liquidation, dissolution and winding up of the Company then outstanding), an amount per Series A Preferred Share equal to the greater of (A) the Liquidation Preference thereof on the date of such payment and (B) the Bankruptcy Redemption Amount (as such term is defined in the Series A Certificate of Designation), provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Preferred Shares and all holders of shares of Parity Stock. As of September 30, 2018, the aggregate Liquidation Preference amounted to $6,000,000 (unaudited).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

■	Voting Rights. Holders of the Series A Preferred Shares are entitled to vote on all matters requiring a vote of the shareholder of the Company as a single stock, and each holder of the Series A Preferred Shares is entitled to vote the number of shares of common stock into which such holders Series A Preferred Shares would be convertible into as of the record date.

■	Conversion. As of September 30, 2018, there were issued and outstanding 500 shares of the Company’s Series A Preferred Shares, which are currently convertible into 25,000,000 shares of the Company’s common stock at a conversion price of $0.20, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares (since the April 30, 2018 through September 30, 2018, no adjustments have been made to the conversion price). The Series A Preferred Shares have a beneficial ownership limitation such that none of the holders of the Series A Preferred Shares have the right to convert the Series A Preferred Shares to the extent that after giving effect to such conversion, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. By written notice to the Company, however, a holder of the Series A Preferred Shares may waive the Maximum Percentage provision, which such notice will be effective 61 calendar days after the date of such notice.

■	Redemption. The terms of the Preferred Shares contain both mandatory and conditional redemption provisions. Certain mandatory redemption provisions provide that, beginning January 30, 2019 and continuing for every thirty-day period thereafter (each a “Mandatory Redemption Date”), the Company is required to offer to redeem 1/12th of the outstanding Series A Preferred Shares for an amount equal to 110% of the stated value ($10,000) of such shares of Series A Preferred Stock plus any accrued but unpaid dividends to the Mandatory Redemption Date (the “Mandatory Redemption Amount”), and may be redeemed in cash or, at the Company’s sole discretion, freely tradeable shares of the Company’s common stock, subject to certain conditions. In addition, if the Company receives gross cash proceeds of $10,000,000 or more in connection with a closing of an offering of the Company’s securities, the terms of the Series A Preferred Shares require the Company to make an offer to the holders of shares of the Series A Preferred Stock to redeem 50% of the outstanding Series A Preferred Shares at either (i) 115% of the stated value of each Preferred Share ($10,000) plus any unpaid accrued dividends if redeemed on or prior to October 30, 2018 or (ii) 120% of the stated value of each Preferred Share ($10,000) plus any unpaid accrued dividends if redeemed after October 30, 2018 (the “Redemption Premium”). In the event of an asset sale resulting in an amount of proceeds in excess of $500,000, the Company is required to offer to redeem to 100% of the outstanding Series A Preferred Shares for the Redemption Premium. The Company may also be required, at the option of holders of the Series A Preferred Shares to redeem any outstanding shares of Series A Preferred Stock upon a change of control or bankruptcy event. The holders of the series A Preferred Stock are not required to accept any of the aforementioned offers.

C.	Securities Purchase Agreement

On April 30, 2018 (the “Initial Date”), the Company consummated a private placement transaction (the “April 2018 PIPE”) by entering into a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”), pursuant to which, the Company sold and the Purchaser bought, (i) 500 shares of Preferred Stock designated as Series A Preferred Stock (the “Preferred Stock”), which are convertible into shares of common stock at a conversion price of $0.20 per share, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of common stock over a period of five years from the Initial Date at an exercise price of $0.22 per share, which is subject to certain adjustments including anti-dilution provisions (since the Initial Date through September 30, 2018, no adjustments have been made to the conversion price), for an aggregate purchase price of $5,000,000.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

The Company engaged Newbridge Securities Corporation, through LifeTech Capital (“Newbridge”), as exclusive placement agent for the aforesaid Agreement, pursuant to which the Company was required to pay a cash fee to Newbridge and issued to them warrants to purchase 2.5 million shares of common stock (or 10% of the aggregate number of fully diluted shares of common stock that have been purchased by an Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions (since the Initial Date through September 30, 2018, no adjustments have been made to the conversion price). In addition, the Company is also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds received by the Company upon cash exercise of any Warrants purchased by the Purchasers in connection with the Agreement (since the Initial Date through September 30, 2018, no solicitation fee was earned).

The Warrants are considered a freestanding instrument, as the Company believes they are legally detachable and separately exercisable.

As defined in the Agreement, upon certain changes in control events, the Purchaser may elect to receive cash equal to the Black-Scholes value of the outstanding Warrants. Consequently, as of the Initial Date, the Warrants were accounted for and recognized as a non-current financial liability on the consolidated balance sheet in total amount of $3,600,000 ($600,000 out of which related to warrants that were granted to Newbridge) under ASC 815-40-25 and were measured at fair value. Subsequently, the Warrants are marked to market in each reporting period until they are exercised or expired, as earlier, with changes in the fair value of the Warrants charged into the statement of comprehensive loss. For the three and nine months periods ended September 30, 2018, the Company recorded income in total amount of $925,000 and $1,075,000, respectively, due to revaluation of Warrants to purchase shares of Common Stock in the statement of operations and comprehensive loss as separate line (see also Note 3).

In addition, the Company identified the contingent redemption feature of the Series A Preferred Stock in case of other than upon bankruptcy triggering event which is not eligible for the scope exception from ASC 815. Thus, the bifurcated embedded derivative amounting to $1,027,700 and $3,841,417 was measured at fair value on the Initial Date and September 30, 2018, respectively. The change in the fair value of $1,245,951 and $2,813,717 is recognized under other expenses in the statement of operations and comprehensive loss as a separate line for the three and nine months periods ended September 30, 2018, respectively (see also Note 3).

At the Initial Date, the effective conversion price of the Preferred Stock is less than the fair value of the share of Common Stock at the commitment date. As a result, a BCF amounting to approximately $4,027,700 was measured assuming full conversion according to ASC 470-20. However, according to ASC 470-20-30-8, there is a limitation to the amount of the proceeds allocated to the convertible preferred shares if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument. That is, the amount of the discount assigned to the BCF shall be limited to the amount of the proceeds allocated to the convertible preferred share. Consequently, at the Initial Date, a BCF was recognized in total amount of $773,575.

Under ASC 480-10-S99 “Distinguishing Liabilities from Equity”, since the Preferred Stock have conditional redemption provisions which are outside of the control of the Company and also contain a deemed liquidation preference, the Preferred Stock were classified as mezzanine financing at the initial measurement date at the residual amount, which is the difference between the total proceeds received, the fair value of the Warrants, the fair value of the embedded derivative related to the contingent redemption of Series A Preferred Stock and after consideration with the amount related to the BCF. Subsequently, the Company accretes changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology. Changes in the redemption value are considered to be changes in accounting estimates.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

The below table outlines the change in the mezzanine account during the nine months ended September 30, 2018 -

September 30, 2018
Unaudited

Opening balance, December 31, 2017	$-
Gross proceeds from April 2018 PIPE transaction	5,000,000
Recognition of liability related to Warrants to purchase Common Stock	(3,000,000)
Recognition of embedded derivative related to contingent redemption feature	(1,027,700)
Allocation of issuance costs to Preferred Stock	(198,725)
Recognition of BCF on Preferred Stock	(773,575)
Accretion of Preferred Stock to redemption value	1,335,714
Closing balance, September 30, 2018	$1,335,714

The total direct and incremental issuance costs (including the cash and Warrants fees related to Newbridge) amounted to $1,021,933. Such amount was allocated based on the same proportions of the allocation of the consideration received to the individual freestanding instruments identified (i.e. detachable warrants, embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and preferred stock). Issuance costs allocated to freestanding instruments at fair value were immediately expensed as a separate line to the statement of operations and comprehensive loss. Issuance costs allocated to preferred stock have been deducted from mezzanine account.

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

2.

On February 12, 2018, the Company granted options exercisable into 150,000 shares to its Chairperson of the Audit Committee under the 2016 Plan at an exercise price of $0.05 per share. The options become vested over a three-year period from the date of grant. The options shall vest 1/3 one year from the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used for stock options granted during the nine months ended September 30, 2018 are as follows: expected dividend yield of 0%; risk-free interest rate of 1.8%-2.07%; expected volatility of 242%, and expected term of 5 years. The fair value of the options at the grant date was $63,615. On August 20, 2018, the Chairperson of the Company’s audit committee, resigned as director and Chairperson of the audit committee, effective immediately and as a result, the Company reversed the related compensation expenses that were recognized for unvested options in total amount of $16,208 during the three month period ended September 30, 2018.

3.	The following tables present a summary of the status of the grants to employees, officers and directors as of September 30, 2018.

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Options outstanding at December 31, 2017	27,300,000	$0.05	9.0	$11,015,580
Granted	150,000	$0.05
Forfeited	(200,000)	$0.06
Options outstanding at September 30, 2018	27,250,000	$0.05	8.4	$4,975,100
Options exercisable at September 30, 2018	23,737,500	$0.05	8.2	$3,786,700

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s Ordinary Shares on the last traded day of third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	EVENTS DURING THE PERIOD POLICIES (Cont.)

	D.	Stock-based compensation (Cont.)

4.	The following table summarizes information about stock options outstanding at September 30, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life (years)	Shares	weighted average exercise price

$0.05	27,150,000	$0.05	8.3	23,637,500	$0.05
$ 0.10-$ 0.30	100,000	$0.20	3.0	100,000	$0.20
Total Shares	27,250,000	$0.05	8.2	23,737,500	$0.05

5.	As of September 30, 2018, there was $254,320 of total unrecognized compensation cost related to non-vested stock options granted under the 2016 Plan. This cost is expected to be recognized over a weighted-average period of 0.67 years.

6.	The total equity-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months periods ended September 30, 2018 amounted to $105,075 and $690,630, respectively. These expenses have been recorded as general and administrative expenses as part of the statement of comprehensive loss.

7.	On December 12, 2017, the Company entered into a new agreement with a service provider, Lyons Capital LLC, pursuant to which the service provider rendered services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference for consideration of 150,000 fully vested restricted shares of Common Stock of the Company. The grant was accounted for under ASC 505-50 “share-based payment arrangement with nonemployees”, when the fair value of the grant amounting to $72,000 was recorded as part of general and administrative expenses for the nine months ended September 30, 2018. As of September 30, 2018, the aforesaid shares have not been issued by the Company.

E.	Common stock subscriptions receivable

In January 2018, the Company received a cash payment of $105,282 for common stock subscriptions receivable from a former employee.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES

A.	Commitments

1.	On October 11, 2015, OWC entered into a memorandum of understanding with Medmar for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid OWC $100,000 ($50,000 during each year ended December 31, 2016 and 2015). On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement providing Medmar certain rights in connection with the commercialization of OWC’s Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50,000 to the Company.

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

As of September 30, 2018, the Company deferred revenue in connection to the license in the State of Hawaii and the State of Pennsylvania and the right of first refusal amounting to aggregate amount of $100,000.

2.	In August 2017, OWC engaged PharmItBe Ltd, a company specializing in pharmaceutical research and development to develop and produce a second generation of its cannabis soluble tablet. This development was completed during the second quarter of 2018. The production of the cannabis soluble tablet for the purpose of clinical trials is expected to be completed during the fourth quarter of 2018. The Company recorded research and development expenses of $46,422 and $63,827 during the three and nine months ended September 30, 2018 respectively.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

A.	Commitments

3.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance (the “JV”) to promote the sale of OWC’s Products in the European Union (the “EU”); (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of September 30, 2018.

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

No sales have occurred to date and therefore there is no impact on the financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

A.	Commitments

5.	On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (“fund”) by Chaim Sheba Medical Center. Pursuant to the Research Agreement, the Fund shall perform a Phase I, placebo-controlled, maximal dose study (the “Study”) to determine the safety and tolerability of the cannabis-based topical ointment containing MGC (“Medical Grade Cannabis” or the “Study Drug”) in healthy volunteers, employing the services of Professor. Aviv Barzilai, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Study (the “Investigator”). The Study shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such studies which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by OWC and governing the administration of the Study Drug. Pursuant to the collaboration agreements and the related amendments, OWC is obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the safety study for the cannabis-based topical ointment. As of September 30, 2018, OWC has paid Sheba $119,755 as per Sheba’s payment requests. The Company has recorded $454 and $104,463 as Research and Development expenses related to the Study in the three and nine months period ended September 30, 2018.

On October 22, 2014, OWC entered into a collaboration agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this collaboration agreement, OWC conducted pre-clinical studies on multiple myeloma, which commenced in April 2015. Pursuant to the collaboration agreements, OWC was required to pay Sheba $170,000 for conducting the multiple myeloma trial between the 3rd quarter of 2015 and the second quarter of 2016. As of September 30, 2018, the Company has paid Sheba $65,669 as per Sheba’s payment requests. The Company has not incurred any Research and Development expenses related to this agreement in the nine months period ended September 30, 2018.

At present, OWC uses its available working capital to fund these studies.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

B.	Contingencies

1.	On February 28, 2017, the Company filed an action for alleged legal malpractice against the NYC law firm of Sichenzia Ross FerenceKesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. The Company’s claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. The Company brought the action seeking recovery of monetary damages due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is currently pending in the Supreme Court of the State of New York, County of New York and is in the discovery phase.

2.	The Company has sued certain individuals in the Supreme Court of the State of New York regarding defaulted obligations related to 2,354,480 shares granted to them. The matter was conditionally settled as against certain individuals. The Company received during the period a payment of $105,282 from one individual (see also Note 4E) and is now seeking to enforce that settlement agreement in court for additional funds amounting to $120,500. The Company has reserved its right to pursue its claims against one individual for an outstanding sum of approximately $15,000. There were no additional amounts collected during the three months period ended September 30, 2018.

3.

On November 22, 2017, Mr. Ziv Turner, the Company’s subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against the Company, its subsidiary and the Company’s CEO. The Plaintiff alleged the right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, the Company filed a statement of defense rejecting all of the Plaintiffs claims. On April 30, 2018, a first mediation meeting was held, at which the parties presented their positions. A preliminary hearing was held on July 12, 2018, in which the Plaintiff amended his Claim with regard to the relief the Plaintiff is seeking. As a result, the Plaintiff is no longer seeking the right to receive 4,125,000 shares of the Company’s Common Stock, but rather is now seeking the value of such shares. Based on court’s decision, negotiations for settlement were scheduled for December 5, 2018. At this stage the Company is unable to assess the probable outcome.

NOTE 6	-	SUBSEQUENT EVENTS

On October 4, 2018, the Company paid a dividend of $67,988 by issuing 487,713 shares of common stock to the Purchaser of the Preferred Stock (see also Note 4B).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 1A. Risk Factors.

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

On August 20, 2018, Ms. Hannah Feuer, a member of the Company’s board of directors and Chairperson of the Company’s audit committee, resigned as director and Chairperson of the audit committee, effective immediately.

April 2018 Private Placement

On April 30, 2018, we entered into and consummated a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”). Under the terms and conditions of the Agreement, we sold and the Purchaser bought, (i) 500 shares of our new series of preferred stock designated as Series A Preferred Stock (the “Preferred Stock”), which, as of April 30, 2018, were convertible into 25,000,000 shares of our common stock at a conversion price of $0.20 per share, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of our common stock at an exercise price of $0.22 per share subject to adjustment pursuant to the anti-dilution provisions of the Warrants, for an aggregate purchase price of $5,000,000 (the “2018 Private Placement”). Newbridge Securities Corporation (“Newbridge”), through LifeTech Capital, acted as exclusive placement agent for the transaction and we paid Newbridge a cash fee of $375,000 and issued to them warrants to purchase 2,500,000 million shares of our common stock at $0.20 per share. The Warrants contain customary terms, including provisions for “cashless” exercise, change of control, price based anti-dilution, and customary demand or piggyback registration rights. We are also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds that we receive upon cash exercise of any Warrants purchased by the Purchasers in connection with the offering.

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

Through November 8, 2018, we have paid a dividend accrued from April 30, 2018 through September 30, 2018 of $113,562 by issuing 730,285 shares of our common stock to the Purchaser pursuant to the terms of the Preferred Shares.

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

New Delivery Formulation

In October 2018, the Company completed an in vivo safety trial in animals of a newly developed, highly concentrated, delivery formulation. This formulation will allow the delivery of high doses of CBD and THC with exceptional bioavailability. The continued development and testing of this formulation will be directed initially at the Company’s ongoing program for treating Multiple Myeloma.

Results of Operations

Results of Operations during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017

We have not generated any revenue during the three and nine months ended September 30, 2018 and 2017. We have operating expenses related to general and administrative expenses and research and development expenses.

During the three months ended September 30, 2018, we incurred a net loss of $991,094 due to general and administrative expenses of $543,074, research and development expenses of $125,968, income of $925,000 from the revaluation of liability related to the warrants, $1,245,951 of expense from revaluation of embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and financial expenses of $1,101 as compared to a net loss of $1,201,067 due to general and administrative expenses of $1,105,794, research and development expenses of $94,475 and financial expenses of $798 during the three months ended September 30, 2017. During the nine months ended September 30, 2018, we incurred a net loss of $5,178,190 due to general and administrative expenses of $2,119,761, research and development expenses of $493,814, issuance costs related to the 2018 Private Placement of the Preferred Stock of $823,208, income of $1,075,000 from the revaluation of liability related to the warrants, $2,813,717 of expense from revaluation of embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and financial expenses of $2,690 as compared to a net loss of $3,081,560 due to general and administrative expenses of $2,738,731, research and development expenses of $340,436 and financial expenses of $2,393 during the nine months ended September 30, 2017.

Our general and administrative expenses decreased by $562,720 or 51% during the three months ended September 30, 2018 as compared to the same period in the prior year, primarily due to decreased stock-based compensation and amortization of services receivable expenses. The charge relating to stock-based compensation and services receivable expenses were $121,282 and $36,313, respectively, for the three months ended September 30, 2018, compared to an expense of $550,809 and $378,513, respectively, for the three months ended September 30, 2017. Our general and administrative expenses decreased by $618,970 or 22% during the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to decreased stock-based compensation and amortization of services receivable expenses. The charge relating to stock-based compensation and services receivable expenses were $690,630 and $367,306 respectively, for the nine months ended September 30, 2018, compared to $1,319,745 and $877,500, respectively, for the nine months ended September 30, 2017.

Our research and development expenses increased by $31,493 or 33% during the three months ended September 30, 2018 as compared to the same period in the prior year mainly due to increase in head count. Our research and development expenses increased by $153,378 or 45% during the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to our continued progress related to our research and development collaboration agreements, payroll and consultancy.

Liquidity and Capital Resources

As of September 30, 2018, we had current assets of $4,278,600 consisting of $4,218,846 in cash and cash equivalents and other current assets of $59,754. As of September 30, 2018, we had property and equipment carried at $67,688, net of $34,310 in accumulated depreciation. We had total assets of $4,311,978 as of September 30, 2018.

As of December 31, 2017, we had current assets of $1,044,840 consisting of $970,542 in cash and cash equivalents and other current assets of $74,298. We had property and equipment valued at $44,723, net of $28,480 in accumulated depreciation. We had total assets of $1,061,083 as of December 31, 2017.

As of September 30, 2018, we had $401,142 in current liabilities consisting of $231,404 in accounts payable, $69,738 in other current liabilities and deferred revenues of $100,000.

As of December 31, 2017, we had $270,485 in current liabilities consisting of $64,814 in accounts payable, $105,671 in other current liabilities and deferred revenues of $100,000.

We had positive working capital of $3,877,458 as of September 30, 2018 compared to positive working capital of $774,355 as of December 31, 2017. Our accumulated deficit as of September 30, 2018 and December 31, 2017 was $21,144,378 and $14,516,912, respectively.

As of September 30, 2018, we had $6,366,417 in non-current liabilities consisting of $3,841,417 in embedded derivative related to the contingent redemption feature of the Series A Preferred Stock and $2,525,000 in liability related to warrants to purchase common stock.

We used $1,747,182 in our operating activities during the nine months ended September 30, 2018, which was due to a net loss of $5,178,190 offset by amortization of services receivable of $367,306, stock-based compensation expenses of $690,630, depreciation expense of $5,830, an increase in accounts payable of $166,590, a decrease in other current assets of $14,543, a decrease in other liabilities of $35,932, direct and incremental issuance costs related to the 2018 Private Placement of $483,324, revaluation income of liability related to warrants to purchase common stock of $1,075,000 and an increase of revaluation of embedded derivative related to the contingent redemption feature of the Series A Preferred Stock of $2,813,717.

We used $585,992 in our operating activities during the nine month ended September 30, 2017, which was due to a net loss of $3,081,560 offset by amortization of services receivable of $877,500, Stock based compensation of $1,319,745, depreciation expense of $9,027, an increase in accounts payable of $32,153, an increase in other current assets of $46,127 and an increase in other liabilities of $30,270.

We used $22,965 and $3,493 during the nine months ended September 30, 2018 and 2017, respectively, to purchase property and equipment.

Our financing activities during the nine months ended September 30, 2018 provided us with $5,023,233 through net proceeds received from issuance of the Preferred Shares of $4,917,951 and collection of a stock subscription receivable of $105,282. Our financing activities during the nine months ended September 30, 2017 provided us with $1,504,605 through proceeds of $1,667,525 from issuance of common stock, $77,083 from exercise of warrants, $50,000 from non-recourse loan and a repayment of non-recourse loan of $300,000 and collection of a stock subscription receivable of $9,997.

Based upon our cash position of $4,218,846 on September 30, 2018 we believe that we have sufficient cash to fund our operation in the next 12 months, however we believe that in order to execute on our plans we need to raise additional capital, either equity or debt, and there can be no assurance that additional capital will be sufficient to fund our anticipated expenditure requirements to execute on our plans.

The development and commercialization of our product is expected to require substantial expenditures. We have not yet generated material revenues from operations and therefore are dependent upon external sources for financing our operations. As of September 30, 2018, we have an accumulated deficit of $21,144,378. In addition, during the nine months ended September 30, 2018, we reported losses and negative cash flows from operating activities.

On April 30, 2018, we entered into and consummated the Agreement with a new investor, pursuant to which, we issued (i) 500 shares of Preferred Stock designated as Series A Preferred Stock that are convertible into 25,000,000 shares of common stock and (ii) Warrants that are eligible for conversion into 12,500,000 shares of common stock for an aggregate purchase price of $5,000,000. See “April 2018 Private Placement” and note 4, in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Funding of Our Research Programs

On October 22, 2014, we entered into a collaboration agreement with the Sheba Academic Medical Center’s hospital (“Sheba”) relating to the use of cannabis to treat myeloma. Within the framework of this collaboration agreement, we conducted pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to this collaboration agreement, we are obligated to pay Sheba $170,000. As of September 30, 2018, we have paid Sheba $65,669 as per Sheba’s payment requests.

In addition, pursuant to another collaboration agreement, we are obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the Study for the cannabis-based topical ointment for treatment of psoriasis. As of September 30, 2018, we have paid Sheba $119,755 as per Sheba’s payment requests.

At present, we use our available working capital to fund these studies.

Our expenditures allocated to our corporate activities conducted through our facilities in Ramat Gan were $49,667 for the nine months period ended September 30, 2018 and we expect it will be approximately $66,000 for the year ending December 31, 2018.

Off Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018, and in Note 2 to our interim consolidated financial statements as reported in our Quarterly Report on Form 10-Q for the nine months period ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2018.

Material Weakness and Remediation of Material Weakness

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of September 30, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in the Company’s internal control over financing reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment and those criteria, we have concluded that our internal controls over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the period ended September 30, 2018. Management has identified corrective actions for the weaknesses and intends to implement and execute procedures to address the above mentioned material weaknesses during the remainder of the fiscal year 2018. Management has already begun to take measures to remediate these material weaknesses. In particular, management reviews all board of directors minutes, implemented IT back up procedures, evaluates and reviews accounts payables and accrued expenses provisions and expenditures, has implemented payment approval procedures, which require two signatures for every payment and has outsourced equity accounting instruments valuations to a third party.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 22, 2017, Mr. Ziv Turner, our subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against us, our subsidiary and our CEO. The Plaintiff alleged the right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, we filed a statement of defense rejecting all of the Plaintiffs claims. On April 30, 2018, a first mediation meeting was held, at which the parties presented their positions. A preliminary hearing was held on July 12, 2018, in which the Plaintiff amended his Claim with regard to the relief the Plaintiff is seeking. As a result, the Plaintiff is no longer seeking the right to receive 4,125,000 shares of the Company’s Common Stock, but rather is now seeking the value of such shares. Based on court’s decision, negotiations for settlement were scheduled for December 5, 2018. (see note 5 in our financial statements included elsewhere in this Quarterly Report on Form 10-Q). At this stage we are unable to assess the probable outcome.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 16, 2018, except as follows:

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our common stock, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of 500,000,000 shares of common stock, par value $0.00001 per share and 20,000,000 shares of preferred stock, par value $0.00001. As of November 8, 2018, 148,489,193 shares of our common stock are outstanding and 500 shares of our Preferred Stock are outstanding. In addition, current holders of our common stock will experience dilution in their equity ownership from the exercise of outstanding common stock purchase warrants and stock options granted under our 2016 Employees Stock Option Plan.

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

In addition, the Shares of Preferred Stock issued are currently convertible into 25,000,000 shares of our common stock, the Warrants issued in connection with the 2018 Private Placement are exercisable for 12,500,000 shares of our common stock and we have outstanding other options and warrants to purchase an aggregate of 35,710,393 shares of our common stock. The Shares of Preferred Stock and the Warrants issued in connection with the 2018 Private Placement are subject to adjustments pursuant to the anti-dilution provisions of the Preferred Shares and the Warrants. If we elect to pay dividends on the Shares of Preferred Stock in shares of our common stock, we will be required to issue shares at a discount to the market price. Through November 8, 2018, we have paid such dividends for the period from April 30, 2018 through September 30, 2018 by issuance of 730,285 shares of our common stock to the Purchaser pursuant to the terms of the Preferred Stock.

In addition, upon certain breaches or other triggering events described in the Agreement for the, 2018 Private Placement and the Certificate of Designations for the Preferred Stock, the shares of Preferred Stock will be convertible into our common stock at a price that reflects a premium to the liquidation preference for the shares of Preferred Stock and discount to the market price for our common stock. In the event we are required to issue such additional shares, the current holders of our common stock will experience substantial dilution in their equity ownership. Furthermore, such issuance may have negative impact on the market price of our common stock.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CEO, Mordechai Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CFO, Yossi Dagan, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechai Bignitz as CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Yossi Dagan as CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	November 8, 2018
Mordechai Bignitz

/s/ Yossi Dagan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 8, 2018
Yossi Dagan

