Form 10-K
period 2018-12-31
OWC Pharmaceutical Research Corp.
filed 2019-04-01
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $34 million, computed based on the closing price of $0.233 per share on June 29, 2018.

As of March 22, 2019, there were 175,905,975 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement for the 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2018.

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

We have been engaged in research and development and consulting and advisory activities through our wholly-owned Israeli subsidiary, One World Cannabis Ltd., since July 2014. To date, we have entered into binding agreements with major hospitals and medical research facilities in Israel for the purpose of conducting research studies and trials related to the development and use of Cannabis-Based Medical Products for the treatment of multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia, and for the development of a cannabis soluble tablet delivery system.

On January 29, 2019 we reported positive Phase 1 safety data for our medical grade cannabis MGC ointment for the treatment of skin diseases. No severe adverse events were observed in the trial.

Skin cells in patients with psoriasis grow at an abnormally fast rate, causing a buildup of lesions that tend to burn and itch. While the real cause of psoriasis is not known, genetics are believed to play a major role in its development. According to the American Academy of Dermatology, psoriasis affects approximately 3% of the world’s population and 7.5 million people in the United States.

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

Our Strengths

Notwithstanding the fact that we have only commenced our cannabis-based medical research, we believe that we offer the following key characteristics in our approach to developing our Cannabis-Based Medical Product prospects:

●	Our leading medical professionals are recognized leaders in medical cannabis treatments
●	We received approval from the Israeli Institutional Review Board (“IRB”) for an in vitro and in vivo studies for the treatment of multiple myeloma;
●	We have already filed 6 patent families and includes 28 filings in selected domains;
●	We have entered into a clinical trial agreement with Sourasky Medical Center for performing our trial and PK (Pharmacokinetics) trial of the soluble tablet.
●	We have entered into three research and license agreements with Sheba Academic Medical Center in Tel Hashomer, Israel (“Sheba”) to conduct research on two indicators;

●	Understanding governmental regulation is a prerequisite for success in our industry and our team has substantial knowledge and experience with respect to the rules of drug development and medical cannabis programs; and
●	Our scientific team has many years of experience in diverse but relevant disciplines, including medical research and regulatory affairs, as well as extensive cannabis-related issues experience.

Our Research and Development Activities

Our research and development activities continue to be focused primarily on exploring several formulations containing active compounds from the cannabis plant, including but not limited to the cannabinoids cannabidiol (“CBD”) and cannabinoids tetrahydrocannabinol (“THC”), and identifying potential therapeutic applications of based on the synergistic effects of these active compounds. The synergistic contributions of our formulations have not been scientifically researched and demonstrated and is currently being investigated in a preclinical model concerning our topical ointment formulation. We aim to standardize the formulations across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC). In addition, we are developing unique delivery systems for our pharmaceutical grade products.

Our goal is to become a leader in the research and development of cannabis-based medical drugs and treatments. Since 2014, our focus has been on researching and developing cannabis-based formulations for the treatment of multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia, as well as developing a cannabis soluble tablet delivery system. We believe a significant need remains for novel oral and safe drugs for patients who do not respond to existing therapies or for whom these therapies are unsuitable. Our research and development is focused primarily on exploring several formulations containing active compounds from the cannabis plant, including, but not limited to, the CBD and THC, and identifying potential therapeutic applications of synergistic effects of these active compounds. The synergistic contributions of our formulations have not yet been fully-researched and scientifically demonstrated and that is the purpose of the studies and trials we have been conducting in collaboration with major Israeli health institutions, which is discussed more fully below.

We aim to standardize the formulations of our Cannabis-Based Medical Products across the extracts as a whole, not simply by reference to their key active components (CBD and/or THC). Although there are existing reports and studies on CBD and THC, our formulations upon completion are expected to possibly contain several additional active compounds from the cannabis plant that have not been as well studied to date by others. Our formulations must be fully-researched and documented in order to verify their efficacy at treating indications, appropriate dosage levels and appropriate methods of administration. We believe we will continue to experience promising results through our research and development activities and intend to produce pharmaceutical-grade cannabinoid-based products and treatments, which are standardized in composition, formulation and dose, administered by means of an appropriate and efficient delivery system, and tested in properly controlled pre-clinical and clinical studies. During the years ended December 31, 2018 and 2017, we spent $712,000 and $441,000 on research and development, respectively.

Our research is led by internationally renowned investigators at the facilities of leading Israeli hospitals and scientific institutions. Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer, Dr. Oron Yacoby Zeevi, our Chief Science Officer, and Alon Sinai, our Chief Operating Officer, will monitor our studies. Our team of specialists also includes Dr. Yuval Ramot (psoriasis specialist), Ms. Miri Sani, our regulatory adviser, Dr. Sharon Rozenblat, and Dan Segal (intellectual property advisor), Dr. Sharon Rozenblat one of our Senior Science Advisors to our Scientific Advisory Board. We will adhere to all applicable legislation, rules and guidelines regarding our studies and investigations.

We acquire the cannabis needed for our research activities from G.K. Medical Cannabis Ltd, Canndoc Ltd, Seach Ltd or IMC Medical Cannabis Ltd, all government-licensed Israeli medical cannabis growers.

Our Studies and Trials

To date, we have entered into separate research collaboration and license agreements (each a “Sheba Agreement,” and together, the “Sheba Agreements”) as well as service agreements with Sheba, with respect to two potential indications. Sheba is a university-affiliated hospital that serves as Israel’s national medical center and is one of the leading integrated medical centers in the Middle East. Within the framework of our research and collaboration agreements with Sheba, we have initiated two studies at the Sheba facilities to explore the effect of two formulations, each based on active ingredients in the cannabis extracts, on multiple myeloma and psoriasis.

Our Clinical Trial on Psoriasis

Under the Sheba Agreement relating to the clinical trial of certain treatments of psoriasis (the “Psoriasis Research Agreement”), Sheba performed a Phase I, placebo controlled, maximal dose trial (the “Psoriasis Trial”) to determine the safety and tolerability of topical ointment containing medical grade cannabis (“MGC” or the “Topical Ointment”) in healthy volunteers, employing the services of Professor Aviv Barzilai, Director of the Department of Dermatology at Chaim Sheba Medical Center, to lead the Psoriasis Trial (the “Investigator”). The Psoriasis Trial was conducted in compliance with a number of protocols, instructions and guidelines outlined in the Psoriasis Research Agreement, including, but not limited to the following: Israeli Ministry of Health guidelines, instructions and terms identified by the Helsinki Committee in their approval of the Psoriasis Trial, the Central Israeli IRB; and the applicable laws, rules and regulations regulating such trials which are applicable in Israel.

On February 1, 2017, following the encouraging pre-clinical results that we achieved at the mid-point of the psoriasis-related study conducted by us with the Dead Sea and Arava Science Center (“Dead Sea”), we were determined to extend the size and scope of the study for the purpose, among other parameters, of checking the biological markers to extend the size and scope of the study for the purpose, among other parameters, of checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/inhibition and several interleukins) which was conducted by such institute. Such trial results concluded that application of our unique active cannabinoid-based Topical Ointment formulation, indicated foremost improvement in a variety of inflammation markers directly associated with Psoriasis and inhibition of proliferation.

On March 20, 2017, we announced the promising preliminary results from the pre-clinical efficacy testing of our Topical Ointment, reporting significant reduction of several inflammation markers specific to psoriasis. We anticipated that the Topical Ointment will be market-ready during the second fiscal quarter of 2018 and, subject to regulatory approvals from applicable jurisdictions and the Psoriasis Study completion, the Topical Ointment should be available for use by those who suffer from psoriasis in the near term. We expect to complete the Phase I study for the Topical Ointment in the near term and to start looking for strategic partners in different countries upon completion.

On April 5, 2017, we announced that as a result of the promising preliminary results from the pre-clinical efficacy testing of our Topical Ointment, reporting significant reduction of several inflammation markers specific to psoriasis, we have received expressions of scientific and medical interest, world-wide, for our Topical Ointment. We expanded the size and scope of our clinical trials and, as previously announced, anticipated that subject to pending regulatory approvals from applicable jurisdictions, our Topical Ointment could be available for use by those who suffer from psoriasis in the near term.

On June 28, 2018, we announced the successful completion of the first part of our Psoriasis Trial to determine the safety and tolerability of the Topical Ointment in healthy volunteers. The completed part of our Psoriasis Trial consisted of application of escalating doses of the Topical Ointment to healthy volunteers and was successfully completed with no adverse effects. After the completion of the second part of our Psoriasis trial, we plan to initiate a Phase II Trial to demonstrate the efficacy of the Topical Ointment in treating mild to moderate psoriasis and other inflammatory skin diseases.

Pursuant to the Psoriasis Research Agreement, we were obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the Psoriasis Trial. As of December 31, 2018, we have paid Sheba $129,000.

On January 29, 2019 we reported positive Phase 1 safety data for our medical grade cannabis MGC ointment for the treatment of skin diseases. No severe adverse events were observed in the trial.

This Phase 1 Psoriasis Trial was a single center, prospective, placebo-controlled, trial to assess the safety and tolerability of topical MGC ointment (3% CBD, 3% THC) in healthy subjects. The Psoriasis Trial was conducted at Sheba between September 2017 when the first subject entered the Psoriasis Trial and January 2019 when the last subjected completed the Psoriasis Trial.

The Psoriasis Trial was divided into two stages:

Stage I was designed to evaluate the safety and tolerability following a single dose application of MGC ointment in 26 healthy volunteers. Subjects were hospitalized and monitored for 24 hours. Stage 2 was designed to assess the safety and tolerability of repeated applications of MGC topical ointment in healthy volunteers over a six week period. A total of 20 healthy subjects (13 subjects that participated in stage I and 7 newly recruited subjects) participated in this stage. MGC ointment treatment was applied by the subjects themselves, at home, twice daily. Subjects were asked to apply MGC ointment (daily dose of 30 mg CBD: 30 mg THC) on one arm and a placebo ointment (vehicle only) on the other arm. Investigators were blinded as to the type of treatment that was applied to each arm.

We expect to initiate a Phase 2 trial of MGC ointment for the treatment of psoriasis during the fourth quarter of 2019.

Our Study on Multiple Myeloma

Under the Sheba Agreement relating to the multiple Myeloma (the “Multiple Myeloma Service Agreement”), we have conducted pre-clinical studies in known (commercial) cell lines and cell cultures from known patients and their response to treatment with various cannabis extracts (different ratios of THC/CBD) and their therapeutic response with and without various known drugs used to treat multiple myeloma patients (the “Multiple Myeloma Study”).

Dr. Merav Leiba, Former Head of Multiple Myeloma Outpatient Clinic and Multiple Myeloma Research Lab at Sheba’s Hematology Institute, led the in vitro tests on multiple myeloma. Dr. Leiba, a specialist in Internal Medicine and Hematology, was a postdoctoral fellow at the Jerome Lipper Multiple Myeloma Center at Dana Farber Cancer Institute, Boston, Massachusetts. Dr. Leiba has participated in numerous clinical and investigational studies aimed at developing novel drugs for multiple myeloma.

Our test results on multiple myeloma cells studied in vitro, led us to proceed with further pre-clinical studies of our formulation on cell cultures taken from patients, to assess the scientific merit for further development as an investigational new drug. While we are encouraged by the results of the limited in vitro tests, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

We intend to continue our testing and study of our cannabinoid-based therapies on the treatment of multiple myeloma.

The next phase of the Multiple Myeloma Study, which is based upon the promising results of our earlier in-vitro studies of our unique formula of cannabinoid-based therapies targeting cells, is to investigate the doses and diverse delivery systems to best determine the most effective dosages for the future planned phases of the Multiple Myeloma Study on human patients, pending receipt of regulatory approvals. We completed a preclinical phase of the Multiple Myeloma Study during the third fiscal quarter of 2017. The next steps of the Multiple Myeloma Study are subject to sufficient capital or additional funding.

The Multiple Myeloma Study was designed to pursue and secure orphan designation status from the United States Food and Drug Administration (the “FDA”) and will hopefully open ways to improve the quality of life of multiple myeloma patients while at the same time potentially enhance response to various multiple myeloma treatment regimes.

On October 22, 2018, we announced that our newly developed, highly concentrated, delivery formulation, OWC-1808, was administered in vivo in an animal model for the first time and was found to be safe and tolerable. This formulation will allow the delivery of very high doses of CBD and THC with exceptional bioavailability. The continued development and testing of this formulation will be directed initially at OWC’s ongoing program for treating Multiple Myeloma.

Pursuant to the Multiple Myeloma Service Agreement, we were expected to pay Sheba $170,000 for conducting the Multiple Myeloma Study between the third quarter of 2015 and the second quarter of 2016. As of December 31, 2018, we have paid Sheba $66,000.

Our Clinical Trial of a Cannabis Soluble Tablet Delivery System

On December 20, 2017, we announced that we received a new permit from the Israel Medical Cannabis Agency (the “IMCA”) to proceed with the safety clinical trial of our cannabis soluble tablet delivery system (the “Tablet Trial”). The Tablet Trial protocol has been submitted and approved by the IRB at Tel Aviv Sourasky Medical Center (“Sourasky”). On March 28, 2018, we received the approval by the central IRB to conduct the safety Tablet Trial of our cannabis soluble tablet delivery system.

On June 13, 2018 we announced the completion of the pre-clinical development of our next generation, orally-disintegrating tablet containing cannabis extract with specific amounts of the cannabinoids THC and CBD. The tablet is targeted at different indications and will be available in various ratios of THC to CBD and various doses of active ingredients.

The tablet will be indicated as a substitute for patients being treated with medical cannabis by smoking. Key indications will include chronic pain syndromes and Fibromyalgia, inter alia. Key advantages of this delivery form over smoking medical cannabis are metered and controlled dosage, fast and effective absorption (disintegration time of the tablet is less than 2 minutes) and ease of use with no hazardous smoke inhalation or adverse environmental effects or issues of passive smoking. The ability to manufacture a tablet under strict quality control and quality assurance standards is intrinsic to this dosage form and to the establishment of strict clinical standards.

In January 2019, we entered into a clinical trial agreement (the “Clinical Trial Agreement”) with the Sourasky Medical Center Fund (the “Fund”) in Tel Aviv for performing a single-dose, randomized, crossover Tablet Trial to compare the safety, tolerability and pharmacokinetics of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) with Buccal Sativex®, in healthy adult volunteers. This Clinical Trial Agreement is between One World Cannabis Ltd. and The Medical, Infrastructure and Health Services Fund of the Tel Aviv Medical Center, Israel, and Prof. Jacob Ablin M.D. as the Principal Investigator.

Clinical Trials

Clinical trials are expensive, time consuming and difficult to design and implement. We, as well as the regulatory authorities in Israel and elsewhere, such as an IRB committee), the IMCA, or the FDA, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

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

At present, we use our available working capital to fund these studies and trials. However, we expect that we will need to raise additional funding prior to or when our clinical studies are commenced.

Status of Our Research and Development Activities

The following table summarizes the stages of development for each of our current Cannabis-Based Medical Products:

Target Indication	Collaborator	Status
Multiple Myeloma	Sheba	1.	Entered into a service agreement for in vitro and in vivo studies.

		2.	Completed initial in vitro studies.

		3.	Drafted a clinical trial protocol synopsis to assist in preparing an application for orphan drug status designation.

	PharmaSeed/Science in Action		3 Preclinical Studies, A MTD study with our 1808 delivery formulation was found safe and tolerable

Psoriasis	Sheba	1.	Entered into the Research Agreement.

		2.	Received IRB approval for the phase I safety trial.

		3.	Phase I safety trial completed

	Kaplan		Filed request for an Efficacy clinical trial

Psoriasis	Emilia	1.	Entered into a nonbinding Memorandum of Understanding for the development, manufacture and marketing of the Psoriasis Ointment.

		2.	Completed the development of the Psoriasis Ointment in the first fiscal quarter of 2016.

		3.	Entered into the License Agreement, Emilia granted a limited license to us with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with ours and the Emilia Product.

Fibromyalgia		1.	Drafted a clinical trial protocol synopsis.

Cannabis soluble tablet for smoking substitution	PharmItBe.	1.	2nd generation tablet development manufacturing of tablets for Phase I clinical trial (PK and safety) and stability research

	Sourasky Medical Center	1.	Clinical trial initiated in Q1 2019. Results expected in the third quarter of 2019.

Cannabis soluble tablet for the treatment of low back pain	Sourasky Medical Center	1.	Received an IMCA preliminary approval for an efficacy on LBP patients
		2.	In process for potential IRB approval

Our Consulting Services

We believe that the complexity of medical cannabis programs has created a demand for consulting and advisory services in different areas of the medical cannabis industry. Our services are designed to help government officials, policy-makers and regulatory agencies develop and implement tailor-made comprehensive medical cannabis programs. In addition, we offer medical cannabis regulatory compliance services and patient-care consultancy services.

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

Market Opportunity

Psoriasis

Psoriasis is manifested by scaly plaques on the skin. In its most severe form, the disease has a major effect on the physical and emotional well-being of the patients. Topical agents are typically used for mild cases of the disease, phototherapy for moderate cases, and systemic agents for severe cases. For moderate to severe cases, systemic biologic drugs, delivered via IV, have dominated the market. According to the National Psoriasis Foundation, common side effects of biologics include respiratory infections, flu-like symptoms, and injection site reactions, while rare side effects include serious nervous system disorders, such as multiple sclerosis, seizures, or inflammation of the nerves of the eyes, blood disorders, and certain types of cancer.

Current common treatments for psoriasis include topical and systemic drugs, steroids, immunosuppressive drugs such as Cyclosporine A (by Novartis) or methotrexate (“MTX”) and biological drugs such as Enbrel (by Amgen), Amevive (by Biogen, whose patent expired in 2013) and Ustakinumabn (by Janssen Immunology).

According to the American Academy of Dermatology, psoriasis affects about 3% of the world’s population and 7.5 million people in the United States. According to Global Data plc, the psoriasis treatment market was worth $8 billion as of 2018 and is forecast to grow at a compound annual growth rate of 7.26% until 2024. In addition, according to 2014 edition of the Marijuana Business Factbook, U.S. retail sales of medical cannabis are expected to rise significantly over the next five years from an estimated $2.2 billion in 2014 to $8.2 billion in 2018. We believe that cannabis-based formulations have the potential to effectively treat multiple myeloma, psoriasis, PTSD, chronic pain and fibromyalgia.

Multiple Myeloma

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

Controlled substance legislation differs between countries (and jurisdictions within those countries) and legislation in certain countries may restrict or limit our ability to distribute or sell our products. We believe that the United States will represent a major market for our Cannabis-Based Medical Products due, in large part, to state level legislation allowing comprehensive public medical cannabis programs. A total of 28 states, the District of Columbia and Guam now allow for comprehensive public medical cannabis programs. Recently approved efforts in 16 states allow use of “low THC, high CBD” products for medical reasons in limited situations.

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

Low Back Pain

Low back pain (LBP) is a significant world-wide complaint that consumes considerable healthcare resources and heavily impacts quality of life for many. In the 2016 report of the health and status of the nation, Health, the U.S. Center for Disease Control and Prevention reports that over 29% of adults suffer from non-fleeting low-back pain. Although prognosis is good for acute back pain in primary care, recurrence is common and 10% of patients develop chronic pain (longer than three months) resulting in higher healthcare and disability compensation costs. Suggested treatment starts with less-invasive, less-expensive therapies, such as OTC NSAIDS followed by stronger long-term oral opioids and when these fail invasive treatments are suggested and finally neuro-destructive procedures. However, NSAIDS provide only a small improvement compared to placebo in chronic LBP and opioids seem to have short term analgesic efficacy, but benefits for function and long term effectiveness are less clear. In light of the high incidence of side effects of opioids and the irreversibility and risk of the invasive solutions, Cannabis represents an additional, relatively safe and cheap, option. Indeed, recent studies have shown that cannabis reduces pain and improves sleep in several medical conditions.

The Global Chronic Low Back Pain Market alone is relied upon to achieve an estimation of US$ 9.19 billion by 2025, developing at a rate of 5.1% amid the forecast time frame of 2017-2025.

Certain Other Material Agreements

Research Agreement with the Chaim Sheba Medical Center

On December 29, 2016, we entered into a clinical research agreement (the “Clinical Research Agreement”) with the Fund.

Pursuant to the Clinical Research Agreement, the Fund shall perform a Phase I, placebo controlled, maximal dose clinical trial (the “Psoriasis Trial”) to determine the safety, tolerability of topical ointment containing Medical Grade Cannabis (“MGC” or the “Drug Trial”) in healthy volunteers, employing the services of Dr. Aviv Barzilay, Director of the Department of Dermatology at Chaim Sheba Medical Center, to lead the Trial (the “Investigator”). The Trial shall be conducted in compliance with the following, as defined in the Clinical Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such trials which are applicable in Israel (the “Applicable Laws”); and (7) written instructions and prescriptions issued by us and governing the administration of the Psoriasis Trial.

We have undertaken to pay the Fund the amounts specified in the payment schedule set forth in the Research Agreement.

On February 1, 2017, following encouraging results that have been achieved at the mid-point of the Psoriasis Trial conducted by us with an Israeli research institute, our Board of Directors and our management and scientific personnel have determined to extend the size and scope of the Psoriasis Trial for the purpose of, among other things, checking the biological markers that have been generated to date with respect to the treatment of psoriasis (proliferation/inhibition and several interleukins).

On March 20, 2017, we announced the promising preliminary results from the pre-clinical efficacy testing of our cannabinoid-based topical ointment for treating psoriasis, reporting significant reduction of several inflammation markers specific to psoriasis. We anticipated that the topical ointment will be market-ready during the second fiscal quarter of 2017 and, subject to regulatory approvals from applicable jurisdictions and the Psoriasis Trial completion, the topical ointment should be available for use by those who suffer from psoriasis in the near term. We expected to complete the Phase I Psoriasis Trial for our topical ointment during the next three to six months and start looking for strategic partners in different countries.

On April 5, 2017, we announced that as a result of the promising preliminary results from the preclinical efficacy testing of its cannabinoid-based topical ointment for treating psoriasis, reporting significant reduction of several inflammation markers specific to psoriasis, we have received expressions of scientific and medical interest, world-wide, for our cannabinoid-based topical ointment for treating psoriasis. We have expanded the size and scope of our clinical trials and, as previously announced, anticipate that subject to pending regulatory approvals from applicable jurisdictions, the topical ointment should be available for use by those who suffer from psoriasis in the near term.

License Agreement with Emilia Cosmetics Ltd.

On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer which operates in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabinoid-based topical ointment to treat psoriasis.

On November 27, 2016, we entered into a license agreement (the “Emilia License Agreement”) with Emilia, a leading company in the field of development, production, manufacturing and packaging of health and beauty products for treatment of human skin disease.

Prior to entering into the Emilia License Agreement, we and Emilia (the “Parties”) conducted a “Development and Evaluation Program” (as defined in the Emilia License Agreement) for the development of a specific skin care treatment product, which combined Emilia’s formulation with certain medical cannabis extract provided by us for the topical treatment of psoriasis.

Pursuant to the Emilia License Agreement, Emilia granted us a limited license with respect to Emilia’s formulation (the “Emilia Intellectual Property”) for the development and commercialization worldwide of a product designed for the topical treatment of psoriasis in humans with our product and upon the successful achievement of the trial, Emilia agreed to grant us an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia Intellectual Property (the “Emilia License”) in connection with the Topical Ointment or such other product. In consideration for the Emilia License, from and after the first commercial sales of our product, we shall pay to Emilia a royalty at the rate of ten percent (10%) of net sales of the Topical Ointment or such other product during a ten-year term beginning upon the first commercial sale. In the event the sale of the Topical Ointment or such other product during the royalty term reaches the minimum sales targets as set forth in the Emilia License Agreement, the royalty term will extend for an additional five (5) year term. The trial was completed in May 2016 and as a result we became the exclusive licensee of the Emilia Intellectual Property.

Agreements with Medmar LLC

On October 11, 2015, we entered into a memorandum of understanding with Medmar LLC (“Medmar”) for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market certain licensed products described therein in the States of Hawaii and Pennsylvania. Under the memorandum of understanding, Medmar paid us $100,000.

On February 8, 2016, we entered into a right of first refusal agreement with Medmar II LLC, an affiliate of Medmar, granting Medmar certain rights in connection with the commercialization of certain of our Cannabis-Based Medical Products in other states in the United States. Under the right of first refusal agreement, Medmar paid us $50,000.

On March 17, 2016, we entered into a consulting and license agreement (the “Medmar Consulting and License Agreement”) with Medmar pursuant to which we granted to Medmar an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market certain of our products described therein in the State of Maryland. Pursuant to the Medmar Consulting and License Agreement, Medmar was required to pay us royalties at a rate of 20% of net sales until the termination of the agreement. The Medmar Consulting and License Agreement was terminated pursuant to the Medmar Loan Agreement (as defined below).

On September 28, 2016, we entered into a non-recourse loan agreement with Medmar (the “Medmar Loan Agreement”) pursuant to which Medmar agreed to loan us a total of $300,000 (the “Loan”), in installments of $50,000, on a non-interest-bearing basis with no conversion rights. The loan, which permitted prepayment at any time, was due 36 months from the date of the loan and the obligation to repay was only triggered after accounting for the set-off of royalties payable to us by Medmar under the Medmar Consulting and License Agreement, if and only to the extent Medmar is required to pay any royalties to us under the Medmar Consulting and License Agreement. To the extent that the royalties payable to us under the Medmar Consulting and License Agreement were insufficient to repay the loan, Medmar had agreed to waive any repayment rights and/or any claim for any such deficiency. Loan installments of $250,000 were made to us prior December 31, 2016 and the last installment of $50,000 was funded in February 2017.

Under the terms of the Medmar Loan Agreement, Medmar received the exclusive right to manufacture, produce, publicize, promote and market certain of our Cannabis-Based Medical Products (as described in the Medmar Consulting and Licensing Agreement) in any state in the United States (the “Medmar Exclusivity Rights”), subject to a new license agreement that was to be negotiated and signed between us and Medmar. Medmar’s rights under the Loan Agreement were to expire on September 28, 2019.

On April 21, 2017, we provided written notice to Medmar of our determination to prepay the Loan in the aggregate principal amount of $300,000. Pursuant to the terms of the Medmar Loan Agreement, and based upon the full repayment of the non-recourse, non-interest bearing and non-convertible loan, we exercised our absolute right to terminate the Medmar Exclusivity Rights.

Agreement with Mediq Innovation Partners

On May 31, 2017, we entered into an agreement with Mediq Innovation Partners (“Mediq”), a German-based company with extensive experience, knowledge and a successful track record of enabling Israel-based companies to penetrate the European markets. We engaged Mediq to consult in the marketing our products and conduct research in Germany. Mediq prepared for us a “road map” to guide us in our penetration into the European Union market.

Our Agreement with PharmItBe Ltd.

On August 1, 2017 we entered into a service agreement with PharmItBe Ltd (“PharmItBe”) for the development of the second generation of our cannabis soluble tablet delivery system and preparation of the tablet for clinical trials. The development cost amounted to approximately $134,000.

On June 13, 2018, we announced that we completed the development of the second generation of our orally-disintegrating tablet. The production of the cannabis soluble tablet for the purpose of clinical trials was completed during the fourth quarter of 2018.

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

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary nature of our Cannabis-Based Medical Products, technology and know-how, ability to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others regarding our proprietary rights and to prevent others from infringing on our proprietary rights, including our provisional patents described below. We have not acquired any intellectual property from Dr. Baruch, our Chief Medical and Regulatory Affairs Officer, or Mr. Sinai, our Chief Operating Officer. Rather, they have brought to us their expertise in matters related to medical cannabis, which is based upon their experience in the medical field as well as Dr. Baruch’s prior service leading the Medical Cannabis Unit of the Israeli Ministry of Health.

We plan to continue to seek patent protection in the United States and other countries for our proprietary technologies. To date, our intellectual property portfolio comprises 6 patent families and includes 28 filings in selected domains at various stages from Patent Cooperation Treaty (“PCT”) filings, National Phase filings and Continuations in Part (“CIP”). Two of the patent families are in the field of multiple myeloma and the other families are in the fields of pharmaceutical emulsions, fibromyalgia, migraine, sexual function and skin disorders. These filings encompass pharmaceutical compositions and devices in these fields.

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

While we retain full ownership on our intellectual property rights that we conceived the Psoriasis Research Agreement with Sheba provides that all intellectual property that is conceived during the course of the research is to be jointly owned by Sheba and us.

On November 8, 2017, we were granted a Certificate of Patent, #2015101908 (the “Innovation Patent”) from the Commissioner of Patents, Commonwealth of Australia, for our Topical Ointment for the treatment of skin disorders. Pre-clinical results of our Topical Ointment strongly indicate that it may lower various inflammatory markers by up to 70% and inhibit Keratocytes proliferation, a manifestation of various skin disorders, especially psoriasis. A human safety study for our Topical Ointment is currently ongoing. We believe that the Innovation Patent granted in Australia, valid for a term of 8 years, should be followed by additional patent grants in other jurisdictions and should afford us protection and competitive advantage, subsequent to efficacy trials to be performed in 2018, to manufacture, distribute and sell our Cannabis-Based Medical Products wherever there exists a lawful market for medical cannabis products and treatments.

We anticipate that we will file additional patent applications in conjunction with our research, testing, and development of our Cannabis-Based Medical Products.

Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, invention or improvement, and typically only in those jurisdictions that we believe present significant commercial opportunities.

To date, our intellectual property portfolio comprises 6 patent families and includes 28filings in selected domains at various stages from the Patent Cooperation Treaty (“PCT”) filings, National Phase filings and Continuations in Part (CIP). Two of the patent families are in the field of Multiple Myeloma and the other families are in the fields of pharmaceutical emulsions, fibromyalgia, migraine and skin disorders. These filings encompass pharmaceutical compositions and devices in these fields.

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

Competition

We face competition from larger companies that are, or may be, in the process of offering similar products to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we have or may be expected to have.

Competitors may include major pharmaceutical and biotechnology companies and public and private research institutions. Our management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business prospects. These competitors may be able to react to market changes, respond more rapidly to new regulations or allocate greater resources to the development and promotion of their products than we can.

Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves to increase their ability to rapidly gain market share. Large pharmaceutical companies may eventually enter the market.

Given the rapid changes affecting the global, national, and regional economies in general and cannabis-related medical research and development in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Time-to-market is an important factor in our industry and our success will depend on our ability to develop innovative products that will be accepted by patients as efficient and helpful to use.

Our success will also depend on our ability to respond quickly to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

There can be given no assurance that any of our Cannabis-Based Medical Products will obtain regulatory approval in the United States or in other markets that we currently intend to market such products

Government Laws and Regulations Relating to the Cannabis Industry

Israel

To date, our research and development activities have been conducted in and limited to Israel. The cannabis-based products we are developing contain controlled substance (cannabis) as defined in the Israeli Dangerous Drugs Ordinance New Version, 5733 - 1973. In Israel, licenses to cultivate, possess and to use cannabis for medical research are granted by the Ministry of Health, IMCA - Israel Medical Cannabis Agency, on an ad-hoc basis. We obtained necessary IMCA licenses in order to carry out the research in collaboration with Sheba Academic Medical Center, Sourasky Medical Center, PharmItB, Emilia, Dead Sea and Arava Science Center and the Technion Israel Institute of Technology (Technion). We are acquiring the cannabis needed for our research activities from G.K. Medical Cannabis, Canndoc or IMC, all government-licensed Israeli medical cannabis growers. Currently we have licenses in order to continue our activities in collaboration with Sheba Academic Medical Center, Sourasky Medical Center, PharmItBe, Pharmaceed and the Technion. We received additional license for a phase I clinical trial that we intend to start in the coming months in Sourasky hospital for the safety of our cannabis soluble tablet delivery system. We have applied for additional license for a phase II trial we are starting in the third fiscal quarter in Kaplan hospital for the efficacy of our psoriasis ointment.

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

In April 2018, a FDA advisory panel unanimously recommended approval of Epidiolex, made by GW Pharmaceuticals, an epilepsy medication made with an ingredient found in marijuana.

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

Enforcement of United States Federal Laws

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of marijuana for medical purposes, from federal law that prohibits any such activities. As discussed above, the CSA makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, as of the date of this filing, 31 states, the District of Columbia, Guam, and Puerto Rico have legalized certain cannabis-related activity. However, with respect to our products, compliance with state laws provides little protection from prosecution under federal laws at the discretion of the various United States Attorney offices, which are part of the U.S. Department of Justice (DOJ).

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

Employees

We presently have 3 full-time employees. Our Chief Executive Officer is employed under a service agreement with us. Our officers are expected to dedicate approximately 60% of their professional time to our business until such time that we receive regulatory approval of any Cannabis-Based Medical Products. Our subsidiary currently has six employees and conducts our medical research through collaboration agreements with third parties.

ITEM 1A. RISK FACTORS

Risks Related to Our Business, Financial Position and Capital Requirements

We are an early-stage biopharmaceutical medical cannabis research and development company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are an early-stage biopharmaceutical medical cannabis research and development company focused on the research and development of medical cannabis therapies, products and delivery technologies and we have incurred significant operating losses since we commenced our present operations in July 2014. Our net loss was approximately $10.2 million and $4.6 million for the fiscal years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $27.2 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern based on our financial history.

The audited financial statements included in this annual report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $600,000 per year simply to cover our administrative, legal and accounting fees. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of shares of our common stock, par value $0.0001 per share (the “Common Stock”), shares of our Preferred Stock and warrants to purchase shares of Common Stock through private placement transactions, grant of restricted shares for services rendered and the issuance of convertible notes, which have been subsequently converted into restricted shares of Common Stock.

Based on our financial history and other factors described in the audited financial statements as of and for the year ended December 31, 2018, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report on the financial statements and we have made disclosures about going concern matters elsewhere in the financial statements. To date, we have not generated revenues from operating activities and we do not anticipate generating any significant revenues in 2019.

Notwithstanding our success in raising gross proceeds of $5 million from the April 2018 PIPE, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to us, or otherwise, and/or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to continue as a going concern.

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

Our failure to fulfill all of our registration requirements may cause us to suffer liquidated damages, which may be very costly.

Pursuant to the terms of the Registration Rights Agreement that we entered into in connection with the April 2018 PIPE, we are required to use our commercially reasonable best efforts to file, obtain effectiveness and maintain effectiveness of a registration statement with respect to the shares of our Common Stock underlying the securities issued. The failure to do so could result in the payment of liquidated damages by us. The amount of liquidated damages potentially payable is equal to 2% of the purchase price paid by the Investor pursuant to the Purchase Agreement and up to a maximum of 18%. If we are required to pay liquidated damages and fail to do so, such liquidated damages shall accrue interest at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law), accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. There can be no assurance as to when this registration statement will be declared effective, if at all, or that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur liquidated damages with respect to the Registration Rights Agreement.

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

Our proprietary information, or that of our suppliers and business partners, may be lost or we may suffer security breaches.

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

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. For example, our estimates as they relate to anticipated timelines and milestones for our clinical trials or preclinical development or other financial measurements may prove to be inaccurate. If this is the case, we may be required to re-estimate our plans or restate our consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

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

At present, there is no documented history of clinical trials from which we can derive any scientific conclusions or prove that our present assumptions for the current and planned research are scientifically compelling. The results from our 2015 in vitro studies on the effect of a formulation comprised of CBD and THC on multiple myeloma cells studied outside their normal biological context indicated a 100% mortality rate of myeloma cells in 60% of the cultured cells within a 24 to 48 hour period, and highlight the potential abilities of cannabis oil extract to successfully fight multiple myeloma cancer cells and, hopefully treat multiple myeloma in patients, when and if approved. While we are encouraged by the results of the limited in vitro tests, there can be no assurance that any clinical trial will result in commercially viable products or treatments.

Clinical trials are expensive, time consuming and difficult to design and implement. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for drugs proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase I, Phase II, Phase III or other clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates. We, as well as the regulatory authorities in Israel and elsewhere, such as an IRB (Helsinki committee), IMCU, or the FDA, may suspend, delay or terminate our clinical trials at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned, including, among others:

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

Most countries are parties to the Single Convention on Narcotic Drugs of 1961 as amended by the 1972 Protocol, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval in those countries for any cannabinoid-based products we develop. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product prospects in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

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

While continuing with scientific investigations into medical effects and benefits of cannabis, we anticipate that it will begin generating revenue through providing consulting services related to medical marijuana programs. As of the date of this filing, we have provided consulting services to a medical marijuana program with locations in Hawaii and Pennsylvania, but have no other agreements, arrangements, or understandings, either written or oral, to provide consulting services related to public or private medical marijuana programs. We have little information on the potential market for or commercial viability of such consulting services or the entities that would compete with us for provision of such services.

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

Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer and our Director of Research and Regulatory Affairs, who is highly qualified by both training and experience, is monitoring the progress of the investigation and research of our medical cannabis development. We are also dependent upon Dr. Oron Yacoby Zeevi, our Chief Scientific Officer, who has more than 20 years of extensive scientific experience with both private and publicly listed companies in the biopharmaceutical industry. In addition, Alon Sinai, our Chief Operating Officer, serves as our key liaison with our collaboration partners at the major Israeli hospitals and medical centers.

To date, we have signed three research collaboration and license agreements as well as service agreement with Sheba Academic Medical Center in Tel Hashomer, Israel (“Sheba”), with respect to two potential indications. Sheba is a university-affiliated hospital that serves as Israel’s national medical center and is one of the leading integrated medical centers in the Middle East. Within the framework of the abovementioned agreements with Sheba, as well as other potentially negotiated agreements, we intend to initiate two studies at the Sheba facilities to explore the effect of two formulations, all based on active ingredients in the cannabis extracts, on multiple myeloma and psoriasis. We have also signed two agreements with Sourasky Medical center for performing a safety PK study on our soluble tablet and for submitting an IRB approval for conducting a study on the efficacy of the soluble tablet on Low Back Pain Patients.

On April 5, 2017, we announced that as a result of the promising preliminary results from the preclinical efficacy testing of our cannabinoid-based topical ointment for treating psoriasis, reporting significant reduction of several inflammation markers specific to psoriasis, we have received expressions of scientific and medical interest, world-wide, for our cannabinoid-based topical ointment for treating psoriasis. We have expanded the size and scope of our clinical studies and, as previously announced, anticipates that subject to pending regulatory approvals from applicable jurisdictions, the topical ointment should be available for use by those who suffer from psoriasis in the near term. The study had been conducted by the Dead Sea and Arava Science Center.

In August 6, 2015, we signed a nonbinding Memorandum of Understanding with Emilia, for the development, manufacture and marketing of a cannabinoid-based topical ointment to treat psoriasis. We entered into a binding agreement with Emilia Cosmetics, which set forth all terms, in the fourth fiscal quarter of 2016. We completed the development process in the fourth fiscal quarter of 2016 and then initiated a phase I trial at the Sheba facilities to explore the efficacy of the topical ointment on psoriasis. However, we do not know if our expectations with respect to the development process will be fulfilled in a timely manner, if at all, or if the costs of development will exceed our anticipation.

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

We are dependent to a great deal on Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer, to conduct and oversee our clinical studies. Dr. Baruch is expected to handle all aspects of our medical and research related to developing our product prospects and regulatory affairs. We are also dependent on the services of Alon Sinai, our Chief Operating Officer, in negotiating and serving as our liaison with our collaboration partners at major Israeli medical centers. The loss of Dr. Baruch’s services and those of Mr. Sinai could have a material adverse effect on our operations and prospects. At this time, we do not currently have “key man” life insurance for Dr. Baruch, Dr. Yacoby-Zeevi or Mr. Sinai.

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

It may be difficult for investors in the United States to enforce any judgments obtained against us or our directors or officers.

The majority of our assets are located outside the United States. In addition, all of our officers are nationals or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. It may also be difficult to assert claims under United States securities law in actions originally instituted outside of the United States. Moreover, Israeli courts may refuse to hear a United States securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by Israeli law. Consequently, our investors may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Securities Act, could adversely affect the market price of our Common Stock. As of December 31, 2018, we had 150,207,393 shares of Common Stock outstanding, of which 13,405,702 shares of Common Stock are restricted and are subject to the resale provisions of Rule 144 and Regulations D and S under the United States federal securities laws and the rules and regulations promulgated by the SEC thereunder. As restrictions on resale of other shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time. When restrictions on resale lapse, and if holders of previously restricted securities sell a large number of shares pursuant to Rule 144 under the Securities Act, they could adversely affect the market price for our Common Stock, which such adverse effect could be sustained and over which we have no control.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present shareholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share and 20,000,000 shares of preferred stock, par value $0.00001 (the “Preferred Stock”), of which 150,207,393 shares of Common Stock and 490 shares of Preferred Stock are outstanding at December 31, 2018. In addition, current holders of our Common Stock will experience dilution in their equity ownership from the exercise of outstanding Common Stock purchase warrants and stock options granted under our 2016 Employees Stock Option Plan (the “2016 ESOP”).

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

In the event of conversion of shares of our Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock, you may experience substantial dilution of your Common Stock.

On April 30, 2018, we consummated the April 2018 PIPE, pursuant to which we sold to a non-US-based institutional investor 500 shares of our Series A Convertible Preferred Stock, which were initially convertible into 25,000,000 shares of our Common Stock and warrants to purchase 12,500,000 shares of our Common Stock, at an initial exercise price of $0.22 per share (the “Warrants”). On November 27, 2018, as a result of a “triggering event,” the conversion price was adjusted to an amount equal to (A) 75% of the quotient determined by dividing (x) the sum of the three (3) lowest closing prices of our Common Stock during the period beginning ten (10) trading days prior to such triggering event conversion date and ending three (3) trading days after the shares of Common Stock are received into the investor’s brokerage account and fully cleared for trading, by (y) three (3), minus (B) $0.01.

The Series A Convertible Preferred Stock have a beneficial ownership limitation such that none of the holders of the Series A Convertible Preferred Stock have the right to convert the Series A Convertible Preferred Stock to the extent that after giving effect to such conversion, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of our Common Stock outstanding immediately after giving effect to such conversion. However, by written notice to us, a holder of the Series A Convertible Preferred Stock may waive the Maximum Percentage provision, which such notice will be effective 61 calendar days after the notice date.

As of March 1, 2019, 450 shares of our Series A Convertible Preferred Stock, which are convertible into not less than 8,750,000 shares of Common Stock (plus additional Common Stock resulting from further adjustments to the conversion price, if any), in addition to the Warrants, remained outstanding. Any future conversion of the Series A Convertible Preferred Stock or exercise of the Warrants would substantially dilute the ownership of holders of our Common Stock. Furthermore, any additional adjustments to the conversion price of Series A Convertible Preferred Stock could further dilute the ownership of holders of our Common Stock.

We may never pay any dividends on our Common Stock to our shareholders and capital appreciation, if any, of our Common Stock may be your sole source of gain on your investment.

We have never declared nor paid any cash dividends on our Common Stock. With the exception of any dividends paid on our Series A Convertible Preferred Stock, we currently intend to retain any future earnings for use in the operation and expansion of our business and do not expect to pay any dividends on our Common Stock in the foreseeable future. The declaration and payment of all future dividends on our Common Stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Consequently, capital appreciation, if any, of our Common Stock may be your sole source of gain on your investment for the foreseeable future.

Holders of the 500 shares of Series A Convertible Preferred Stock are entitled to receive dividends on each share of the Series A Convertible Preferred Stock, payable quarterly on March 31, June 30, September 30 and December 31, commencing June 30, 2018 (which was prorated) in an amount equal to 5% per annum of the stated value ($10 per share of the Series A Convertible Preferred Stock) and which shall be cumulative. Such dividends are to be paid in cash or freely tradeable shares of our Common Stock at our sole discretion, subject to certain conditions. If in the event we elect to pay a dividend in shares of our Common Stock to the holders of the Series A Convertible Preferred Stock, the number of shares on our Common Stock will be determined in accordance with the terms of the Series A Convertible Preferred Stock. We may only elect to pay cash dividends to the Series A Convertible Preferred Stock to the extent there are amounts available for the payment of dividends in accordance with applicable Delaware law.

Insiders own a significant percentage of the shares of our Common Stock, which may limit your ability to influence corporate matters.

Our directors and executive officers and present shareholders holding more than 5% of our Common Stock beneficially own a significant percentage of our Common Stock on a fully diluted basis. Accordingly, if these shareholders were to choose to act together, they could have a significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We have identified material weaknesses in our internal control over financial reporting as of the evaluation done by management as of December 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or we may not file our reports on time as required by the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with the generally accepted accounting principles of the United States for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify other material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could result in investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our Common Stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Similar to emerging growth companies, smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We are a smaller reporting and are permitted to avail ourselves of the scaled disclosure requirements available to smaller reporting companies. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects, which could result in loss of investor confidence and a decline in our share price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In November 2017 we signed a two-year rental agreement with a landlord for our principle office located in 2 Ben Gurion St. Ramat Gan, Israel 5257334, our telephone number is +972 (72)-260-8004. The rental agreement includes an option for one additional year. The monthly rental fees are approximately $4,000 for 200 square meters of office space and six parking slots. During the option period the monthly rental fees shall increase by approximately 7%

We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

On November 22, 2017, Mr. Ziv Turner, our subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against us, our subsidiary and our CEO. The Plaintiff alleged the right to receive Company’s 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180,000 for breach of rights and damages. On January 23, 2018, we filed a statement of defense rejecting all of the Plaintiffs claims. On December 6, 2018, we reached an agreement with the Plaintiff. Pursuant to the agreement, we shall issue to the Plaintiff, subject to receiving a withholding tax certificate, a number of shares of our Common Stock at an aggregate value of $725,000 on the issuance date. The price per share will be determined based on the price per share on the date we receive the withholding tax certificate from the Plaintiff. The Common Stock will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and will be issued pursuant to an exemption from registration requirements under Section 4(a)(2) of the Securities Act. In addition, we shall provide the Plaintiff price protection for a 6 month period should the value of the Common Stock issued to him fall below $725,000. In such case we will issue the Plaintiff additional Common Stock to get the aggregate value back to $725,000. We and the Plaintiff mutually agreed to dismiss all claims other than our claims against the Plaintiff in the United States.

On November 27, 2018, the Tel Aviv regional Prosecutor’s Service filed criminal charges against Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer, alleging that Dr. Baruch engaged in an improper sexual relationship with a psychiatric patient. Dr. Baruch denies all allegations. Such criminal charges are not directed at, and do not concern, the Company, any actions of Dr. Baruch in the Company or any other of our directors or officers. We evaluate the proposed response, if any, considering the allegations brought against Dr. Baruch.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “OWCP.”

Holders of Common Stock

As of March 25, 2019, there were 100 holders of record of our Common Stock. As of such date, 175,905,975 shares of our Common Stock were issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

We have 36,000,000 shares of Common Stock authorized under our 2016 ESOP, of which options to purchase 27,250,000 shares of Common Stock are outstanding as of December 31, 2018. Reference is made to the disclosure in Note 5f to the notes to consolidated financial statements.

Dividends

We have never declared nor paid any cash dividends on our Common Stock. With the exception of any dividends paid on our Series A Convertible Preferred Stock, we currently intend to retain any future earnings for use in the operation and expansion of our business and do not expect to pay any dividends on our Common Stock in the foreseeable future. The declaration and payment of all future dividends on our Common Stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time.

Holders of the 500 shares of Series A Convertible Preferred Stock are entitled to receive dividends on each share of the Series A Convertible Preferred Stock, payable quarterly on March 31, June 30, September 30 and December 31, commencing June 30, 2018 (which was prorated) in an amount equal to 5% per annum of the stated value ($10 per share of the Series A Convertible Preferred Stock) and which shall be cumulative. Such dividends are to be paid in cash or freely tradeable shares of our Common Stock at our sole discretion, subject to certain conditions. If in the event we elect to pay a dividend in shares of our Common Stock to the holders of the Series A Convertible Preferred Stock, the number of shares of our Common Stock will be determined in accordance with the terms of the Series A Convertible Preferred Stock. We may only elect to pay cash dividends to the Series A Convertible Preferred Stock to the extent there are amounts available for the payment of dividends in accordance with applicable Delaware law.

Recent Sales of Unregistered Securities

None

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

Overview

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

April 2018 PIPE

On April 30, 2018 (the “Initial Date”), we consummated a private placement transaction (the “April 2018 PIPE”) by entering into a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”), pursuant to which, we sold and the Purchaser bought, (i) 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock (the “Preferred Stock”), which are convertible into 25,000,000 shares of Common Stock at an initial conversion price of $0.20 per share (which was adjusted upon occurrence of the Triggering Event (as defined below), subject to adjustment pursuant to the anti-dilution provisions of the Preferred Stock, and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of Common Stock over a period of five years from the Initial Date at an initial exercise price of $0.22 per share, which is subject to certain adjustments including anti-dilution provisions, for an aggregate purchase price of $5 million.

We engaged Newbridge Securities Corporation, through LifeTech Capital (“Newbridge”), as exclusive placement agent for the aforesaid Agreement, pursuant to which we were required to pay a cash fee to Newbridge and issued to them warrants to purchase 2,500,000 shares of Common Stock (or 10% of the aggregate number of fully diluted shares of Common Stock that have been purchased by an Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions. In addition, we are also obligated to pay Newbridge a warrant solicitation fee equal to 4% of the gross proceeds received by us upon cash exercise of any Warrants purchased by the Purchasers in connection with the Agreement (since the Initial Date through December 31, 2018, no solicitation fee was earned).

The Warrants are considered a freestanding instrument, as we believe they are legally detachable and separately exercisable.

Dr. Yehuda Baruch Triggering Event

On November 27, 2018, the Tel Aviv regional Prosecutor’s Service filed criminal charges against Dr. Yehuda Baruch, our Chief Medical and Regulatory Affairs Officer, alleging that Dr. Baruch conducted an improper sexual relationship with a psychiatric patient. The aforesaid charges brought against Dr. Baruch are considered a “triggering event” (a “Triggering Event”) under our Certificate of Designation governing the Preferred Stock. Subject to certain beneficial ownership limitations of the Preferred Stock, at any time during the period commencing on the date of the occurrence of a Triggering Event and ending on the date of the cure of such Triggering Event, the Purchaser of the Preferred Stock may, at his option, by delivery of notice to us, specify a future date upon which such holder shall require us to convert all, or any number of, Preferred Stock into shares of our Common Stock at an adjusted conversion ratio as specified in the Certificate of Designation.

Due to the Triggering Event, the conversion price has adjusted to an amount equal to (A) 75% of the quotient determined by dividing (x) the sum of the three (3) lowest Closing Prices of the Common Stock during the period beginning ten (10) Trading Days prior to such Triggering Event Conversion Date and ending three (3) Trading Days after the shares of Common Stock are received into Holder’s brokerage account and fully cleared for trading, by (y) three (3), minus (B) $0.01.

Going Concern

The development and commercialization of our product is expected to require substantial expenditures. We have not yet generated material revenues from operations and therefore are dependent upon external sources for financing our operations. In addition, in each year since our inception we reported losses and negative cash flows from operating activities. Moreover, the Purchaser through the April 2018 PIPE can elect to redeem its outstanding Series A Convertible Preferred Stock in cash amount that will not allow us to maintain our operations for the next 12 months period. This means that there is substantial doubt that we can continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our projects and stay in business. Even if we raise additional funds, we do not know how long these funds will last.

Our lack of operating history may make it difficult to raise capital. Our inability to borrow funds or raise equity capital to facilitate our business plan may have a material adverse effect on our financial condition and future prospects.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017

Operating expenses:
Research and development	$712,000	$441,000
General and administrative	2,859,000	4,113,000
Expense related to settlement agreement	725,000	-
Total operating expenses	4,296,000	4,554,000

Operating loss	(4,296,000)	(4,554,000)
Other expenses, net	5,962,000	5,000
Net loss	$(10,258,000)	$(4,559,000)

Revenues

We have not generated any revenues from operations during the years ended December 31, 2018 and 2017. We had no revenues primarily because we are engaged primarily in research and development.

Operating Expenses

Research and development expenses. Research and development expenses were $712,000 for the year ended December 31, 2018, compared to $441,000 for the year ended December 31, 2017, an increase of $271,000 or 61.5%. The increase in research and development expenses is primarily related to phase1 safety study for our medical grade cannabis MGC for the treatment of skin diseases and for the development of the tablet, and due to salary of our new Chief Scientific Officer.

General and administrative expenses. General and administrative expenses were $2.86 million for the year ended December 31, 2018, compared to $4.1 million for the year ended December 31, 2017, a decrease of $1.2 million or 30.5%. The decrease in general and administrative expenses during these periods is primarily related to stock-based compensation and amortization of services receivable of $3.3 million in the year 2017 comparing to 1.2 million in 2018, that was partially offset by higher legal expenses in 2018 that related to contingencies arising from claims, litigation and other sources.

Expenses related to settlement agreement. On December 6, 2018, we entered into an agreement with the Mr. Ziv Turner, our subsidiary’s former General Manager (the “Plaintiff”), pursuant to which, we shall issue to the Plaintiff, subject to receiving a withholding tax certificate, a number of shares of our Common Stock at an aggregate value of $725 on the issuance date.

Other expenses, Net. Other expenses, net was $5.96 for the year ended December 31, 2018 compared to $5,000 for the year ended December 31, 2017, a change of $5.95 million. In 2018, the other expenses, net are comprised from $823,000 of issuance costs related to the April 30, 2018 issuance or Series A Convertible Preferred Stock, an income of $2.2 million from revaluation of liability related to warrants to purchase Common Stock, $7.2 million of revaluation of embedded derivative and $3,000 of finance expenses, net. In 2017, the other expenses, net are comprised from $5,000 of finance expenses, net.

Net Loss. As a result of the foregoing, we have incurred a net loss of $10.2 million for the year ended December 31, 2018 compared to a net loss of $4.6 million for the year ended December 31, 2017, an increase in the net loss of $5.7 million or 125%.

Liquidity and Capital Resources

General

As of December 31, 2018 and 2017, we had $3.4 million and $971,000 in cash and cash equivalents, respectively. In addition, as of December 31, 2018 and 2017, we had $3 million and $775,000 of working capital, respectively. As of December 31, 2018, we had an accumulated deficit of $27.2 million. The increase in working capital during the year ended December 31, 2018 was primarily due to additional net cash funds that have been raised through the April 2018 PIPE transaction amounting to $4.6 million by issuance of 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock and warrants representing the right to acquire 12,500,000 shares of Common Stock offset by slight reduction in receivables from governmental authorities and increase in accounts payable and other liabilities.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net cash used in operating activities	$(2,499,000)	$(1,186,000)
Net cash used in investing activities	$(28,000)	$(10,000)
Net cash provided by financing activities	$5,023,000	$1,694,000

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017, net cash used in operating activities was $2.5 million and $1.2 million, respectively. The increase in net cash used in operating activities was due to an increase in net loss of $5.7 million, a decrease in stock-based compensation expenses of $1.2 million, a decrease in amortization of services receivable of $0.85 million, increase due to issuance costs related to the April 2018 PIPE transaction paid with warrants of $0.48 million, net increase in revaluation of warrants and bifurcated embedded derivative of $5.1 million, increase due to liability related to shares to be issued of $0.72 million and net increase in other current assets, other current liabilities and accounts payables of $0.13 million.

For the years ended December 31, 2018 and 2017, net cash used in investing activities was $28,000 and $10,000, respectively, with respect to purchase of property and equipment.

For the years ended December 31, 2018 and 2017, net cash provided by financing activities was $5 million and $1.7 million, respectively. In 2018, cash was provided primarily by proceeds of $4.9 million from payment received through the April 2018 PIPE transaction. In 2017, cash was provided primarily by proceeds of $1.7 million that were received from issuance of Common Stock and warrants through stock subscriptions.

Outlook

According to management estimates, our liquidity resources as of December 31, 2018 will not be sufficient to maintain our planned level of operations at least through March 31, 2020. We will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drugs. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any revenues from its current operations, and therefore are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS” beginning on page 25 of this Form 10-K. As of December 31, 2018, we have an accumulated deficit of $27.2 million. In addition, in each of the years ended December 31, 2017 and 2018, we reported losses and negative cash flows from operating activities.

We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Until we can generate significant continuing revenues, we expect to satisfy its future cash needs through debt or equity financings, or by out-licensing its distribution rights. We cannot be certain that additional funding will be available to it on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its development and commercialization efforts.

We address our liquidity issues by implementing initiatives to raise additional funds as well as other measures that it believes will allow it to continue as a going concern.

Funding of Our Research Programs

On October 22, 2014, we entered into a service agreement with the Sheba’s hospital relating to the use of cannabis to treat myeloma. Within the framework of this service agreement, we conducted pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to this service agreement, we are obligated to pay Sheba $170,000, out of which, $66,000 was paid as of December 31, 2018.

On December 29, 2016, we entered into a research agreement with Medical Research Infrastructure Development and Health Services Fund (the “Fund”) by Chaim Sheba Medical Center (“Sheba”). Pursuant to the research agreement, OWC is obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the safety trial for the ointment for treatment of psoriasis, $129,000 out of which was paid as of December 31, 2018.

At present, we use our available working capital to fund these studies. However, we expect that we will need to raise additional funding prior to or when our clinical studies are commenced.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

As of December 31, 2018, we did not have any significant contractual obligations and commitments.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see also Note 2V to our audited consolidated financial statements included elsewhere in this Form 10-K.

Critical Accounting Policies

The preparation of annual consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the annual consolidated financial statements and the reported amounts of expenses during the reporting period. Our significant accounting policies, which include its management’s best estimates and judgments, are included in Note 2 to our annual consolidated financial statements for the year ended December 31, 2018 included in this Form 10-K.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of comprehensive loss is based on its consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these annual consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the annual consolidated financial statements, as well as the reported expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to its annual consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies related to the treatment of stock-based compensation and contingencies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Stock-based Compensation Expense

We account for stock-based compensation granted to employees in accordance with ASC 718, “Compensation-Stock Compensation” which requires the measurement and recognition of compensation expense for all stock-based payment awards based on fair value. The fair value of each option award is estimated on the grant date using the Black Scholes option-pricing model (“B&S Model”). The stock-based compensation expense, net of forfeitures, is recognized using the straight-line method over the requisite service period of the award.

We account for stock-based compensation granted to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. However, when the Company grants to non-employees a fully vested, non-forfeitable equity instrument, such grants are measured based on the fair value of the award at the date of grant and are not subsequently re-measured. When the fully vested, non-forfeitable equity instruments are granted for services to be received in future periods, the measured cost is recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. Such amount is subsequently amortized to the statement of comprehensive loss over the term of the services as an operating expense, as if we have paid periodic payments of cash for the services received from such service provider.

Key Assumptions

The B&S Model requires the input of highly subjective assumptions, including the expected volatility of the price of our Common Stock, the expected term of the option, risk-free interest rates and the expected dividend yield of our Common Stock. These estimates involve inherent uncertainties and the application of management’s judgment. These assumptions are estimated as follows:

●	Expected Volatility. Expected volatility was calculated based upon historical volatilities of the Company on a daily basis.

●	Expected Term. The expected option term represents the period that the Company’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions.

●	Risk-Free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

●	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Stock-based compensation expenses were $814,000 and $2 million for the years ended December 31, 2018 and 2017, respectively. In addition, the amortization of services receivable expenses was $404,000 and $1.2 million for the years ended December 31, 2018 and 2017, respectively. See Notes 2(L) and 5(F)2 to our annual consolidated financial statements as of December 31, 2018 included elsewhere in this Form 10-K for information concerning specific assumptions used in applying the B&S Model to determine the estimated fair value of employee and non-employees stock options granted. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

Series A Convertible Preferred Stock

Under ASC 480-10-S99 “Distinguishing Liabilities from Equity”, since the Series A Convertible Preferred Stock have conditional redemption provisions which are outside of our control and also contain a deemed liquidation preference, the Series A Convertible Preferred Stock were classified as mezzanine equity at the initial measurement date at the residual amount, which is the difference between the total proceeds received, the fair value of the detachable warrants, the fair value of the identified bifurcated embedded derivative and after consideration with the amount related to beneficial conversion feature. Subsequently, we accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology. Changes in the redemption value are considered to be changes in accounting estimates.

As of December 31, 2018, the carrying amount of the Series A Convertible Preferred Stock was $2.2 million which includes the accretion of Series A Convertible Preferred Stock to redemption value.

Warrants to Purchase Common Stock

We account for warrants to purchase shares of our Common Stock that were issued through the April 2018 PIPE transaction and held by Purchaser and Newbridge, which include a fundamental transaction feature pursuant to which such warrants could be required to be settled in cash, as a non-current liability according to the provisions of ASC 815-40-, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). We measure the warrants upon initial recognition and on subsequent periods at fair value by using the B&S Model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in a separate line in our statement of comprehensive loss. Direct issuance expenses that were allocated to the warrants were expensed as incurred.

As of December 31, 2018, the carrying amount of the liability related to warrants to purchase Common Stock is $1.5 million. In addition, we recorded income in total amount of $2 million, due to revaluation of warrants to purchase shares of Common Stock based on changes in the fair value of this instrument between the initial date to December 31, 2018.

Bifurcated Embedded Derivatives

We have determined that certain embedded derivatives should be separately accounted for pursuant to the provisions of ASC 815-15 “Derivatives and Hedging - Embedded Derivatives” (ASC 815-15). Such bifurcated embedded derivatives are measured at fair value by using Monte-Carlo pricing model upon issuance and at each reporting period until they are exercised or expired, with changes in fair value being recognized in a separate line in our statement of comprehensive loss. Direct issuance expenses that were allocated to the bifurcated embedded derivatives were expensed as incurred.

As of December 31, 2018, the carrying amount of the liability related to bifurcated embedded derivative is $8 million. In addition, we recorded loss in total amount of $7.3 million, due to revaluation of bifurcated embedded derivative based on changes in the fair value of this instrument between the initial date to December 31, 2018.

Contingencies

We account for contingent liabilities in accordance with ASC 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Currently, we are not a party to any ligation that could have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	60
Financial Statements:
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017	61
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018 and 2017	62
Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018 and 2017	63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	64
Notes to Consolidated Financial Statements	65

Fahn Kanne & Co.
Report of Independent Registered Public Accounting Firm	Head Office
32 Hamasger Street
Tel-Aviv 6721118, ISRAEL
PO Box 36172, 6136101
Board of Directors and Stockholders
OWC Pharmaceutical Research Corp.	T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of OWC Pharmaceutical Research Corp. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in series A convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has incurred net losses since its inception, and has not yet generated any significant revenues. As of December 31, 2018, there is an accumulated deficit of $27,222,000. These conditions, along with other matters as set forth in Note 1B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 1, 2019

Certified Public Accountants

Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	US dollars
	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	3,464	971
Other current assets	52	74
Total current assets	3,516	1,045

Property and equipment, net (Note 3)	37	16
Total Assets	3,553	1,061

LIABILITIES, SERIES A CONVERIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	98	37
Other current liabilities	240	133
Deferred revenues (Note 4A1)	100	100
Total current liabilities	438	270

Non-current liabilities
Liability related to shares to be issued (Note 4B3)	725	-
Liability related to warrants to purchase Common Stock (Note 5C)	1,475	-
Bifurcated embedded derivative, at fair value (Note 5 C)	8,129	-
Total liabilities	10,767	270

Commitments and Contingencies (Note 4)
Series A Convertible Preferred Stock (Note 5C):
Series A Convertible Preferred Stock, $0.00001 par value; 20,000,000 shares authorized at December 31, 2018 and 2017; 490 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively; Aggregate liquidation preference $5,880 at December 31, 2018.	2,226	-

Stockholders’ Equity (Deficit) (Note 5):
Common stock, $0.00001 par value; 500,000,000 shares authorized at December 31, 2018 and 2017; 150,207,393 and 147,758,908 shares issued and outstanding at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	18,137	16,169
Services receivable	(121)	(525)
Common stock subscriptions receivable	(239)	(344)
Accumulated deficit	(27,222)	(14,517)
Accumulated other comprehensive income	3	6
Total stockholders’ equity (deficit)	(9,440)	791
Total Liabilities, Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit)	3,553	1,061

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	US dollars
	December 31,
	2018	2017
Operating expenses:
Research and development	712	441
General and administrative (Note 6)	2,859	4,113
Expense related to settlement agreement (Note 4B3)	725	-
Total operating expenses	4,296	4,554

Other expenses (income):
Issuance costs related to issued Warrants and identified bifurcated embedded derivative through April 2018 PIPE (Note 5C)	823	-
Revaluation of liability related to warrants to purchase common stock (Note 5C)	(2,125)	-
Revaluation of bifurcated embedded derivative (Note 5C)	7,261	-
Other finance expenses, net	3	5
Net loss	(10,258)	(4,559)
Other comprehensive loss:
Foreign currency translation adjustment	(3)	*)-

Comprehensive loss	(10,261)	(4,559)

Dividend on Series A Convertible Preferred Stock (Note 5B)	(179)	-
Accretion of Series A Convertible Preferred Stock to redemption value (Note 5C)	(2,268)	-
Net loss attributable to common stockholders	(12,705)	(4,559)
Basic and diluted per share amounts:
Basic and diluted net loss	$(0.09)	$(0.03)
Weighted average shares outstanding (basic and diluted)	148,066,387	145,203,738

*) Representing an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
US dollars (except share data)
Balance at December 31, 2016	-	-	139,447,782	1	11,039	(592)	(395)	(9,958)	6	101
Stock-based compensation	-	-	100,000	*)-	2,050	-	-	-	-	2,050
Financial instruments issued for services to be received	-	-	1,166,127	*)-	1,187	(1,187)	-	-	-	-
Amortization of services receivable	-	-		*)-		1,254	-	-	-	1,254
Common stock issued upon exercise of warrants (Note 5G1)	-	-	1,750,642	*)-	225	-	-	-	-	225
Common stock issued upon exercise of options and warrants on cashless basis (Notes 5G2-5G4)	-	-	890,719	*)-	(*	-	-	-	-	(*
Payments received on subscriptions receivable (Note 5E)	-	-	-	-	-	-	51	-	-	51
Common stock issued for cash @$0.13 together with detachable warrants (Note 5D1)	-	-	904,924	*)-	118	-	-	-	-	118
Common stock issued for cash @$0.17 together with detachable warrants (Note 5D2)	-	-	588,237	*)-	100	-	-	-	-	100
Common stock issued for cash @$0.25 together with detachable warrants (Note 5D3)	-	-	520,000	*)-	130	-	-	-	-	130
Common stock issued for cash @$0.50 together with detachable warrants (Note 5D4)	-	-	1,767,250	*)-	884	-	-	-	-	884
Common stock issued for cash @$0.70 together with detachable warrants (Note 5D5)	-	-	623,227	*)-	436	-	-	-	-	436
Other comprehensive income	-	-	-	-	-	-	-	-	*)-	*)-
Net loss	-	-	-	-	-	-	-	(4,559)	-	(4,559)
Balance at December 31, 2017	-	-	147,758,908	2	16,169	(525)	(344)	(14,517)	6	791
Stock-based compensation	-	-	-	-	814	-	-	-	-	814
Amortization of services receivable	-	-	-	-	-	404	-	-	-	404
Payments received on subscriptions receivable (Note 5E)	-	-	-	-	-	-	105	-	-	105
Issuance of Series A convertible preferred stock, net of fair value of bifurcated embedded derivative, fair value of detachable warrants and beneficial conversion feature on Series A Convertible Preferred Stock, net of issuance costs (Note 5C)	500	*)-	-	-	-	-	-	-	-	*)-
Beneficial Conversion Feature on Series A Convertible Preferred Stock (Note 5C)	-	-		-	773	-	-	-	-	773
Dividend on Series A Convertible Preferred Stock (Notes 5B-5C)	-	-	801,230	*)-	179	-	-	(179)	-	-
Accretion of Series A Convertible Preferred Stock to redemption value (Note 5C)	-	2,268	-	-	-	-	-	(2,268)	-	(2,268)
Partial conversion of Series A Convertible Preferred Stock into common stock (Notes 5B-5C)	(10)	(42)	1,647,255	*)-	202		-	-	-	202
Other comprehensive loss	-	-	-	-	-	-	-	-	(3)	(3)
Net Loss	-	-	-	-	-	-	-	(10,258)	-	(10,258)
Balance at December 31, 2018	490	2,226	150,207,393	2	18,137	(121)	(239)	(27,222)	3	(9,440)

*) Representing an amount lower than $1.

 The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	US dollars
	Year ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	(10,258)	(4,559)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	7	8
Stock-based compensation	814	2,050
Amortization of services receivable	404	1,254
Direct and incremental issuance costs related to April 2018 PIPE transaction paid with Warrants (Note 5C)	483	-
Revaluation of liability related to warrants to purchase common stock (Note 5C)	(2,125)	-
Revaluation of bifurcated embedded derivative (Note 5C)	7,261
Exchange differences on principal of nonrecourse loan	-	*)-
Liability related to shares to be issued	725	-
Changes in assets and liabilities:
(Increase) decrease in other current assets	22	(64)
Increase in accounts payable	61	32
Increase in other current liabilities	107	93
Cash used in operating activities	(2,499)	(1,186)

Cash flows from investing activities:
Purchase of property and equipment	(28)	(10)
Cash used in investing activities	(28)	(10)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants (Note 5D)	-	1,668
Proceeds from payments received on stock subscriptions (Note 5E)	105	51
Proceeds from exercise of warrants into common stock (Note 5G)	-	225
Proceeds from issuance of Series A convertible preferred stock, bifurcated embedded derivative and detachable warrants, net of issuance costs (Note 5C)	4,918	-
Proceeds from debt borrowings, net of issuance expenses	-	50
Payment of non-recourse loan	-	(300)
Cash provided by financing activities	5,023	1,694

Foreign currency translation adjustments on cash and cash equivalents	(3)	*)-
Change in cash and cash equivalents	2,493	498
Balance of cash and cash equivalents at beginning of year	971	473
Balance of cash and cash equivalents at end of year	3,464	971

Supplementary information on financing activities not involving cash flows:
Beneficial Conversion Feature on Series A Convertible Preferred Stock (Note 5C)	773	-
Dividend on Series A Convertible Preferred Stock paid in common stock and accrued (Note 5B)	179	-
Accretion of Series A Convertible Preferred Stock to redemption value (Note 5B)	2,268	-
Direct and incremental issuance costs related to April 2018 PIPE transaction paid in Warrants (Note 5C)	117	-
Partial conversion of shares of Series A Convertible Preferred Stock into shares of common stock (Note 5C)	202	-

*) Representing an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is a medical cannabis-based research and development business that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Product Prospects”) for the treatment of multiple myeloma, psoriasis, chronic pain syndromes, fibromyalgia PTSD that will utilize unique delivery systems. These Product Prospects include a cannabis-based topical ointment, cannabis sublingual disintegrating tablet and advanced Nasal delivery.

The accompanying consolidated financial statements of OWCP and its wholly owned subsidiary One World Cannabis, Ltd. (“OWC”) were prepared from the accounts of the Company under the accrual basis of accounting.

B.	Liquidity and Going Concern

The development and commercialization of the Company’s product is expected to require substantial expenditures. The Company has not yet generated revenues from operations and therefore, it is dependent upon external sources for financing its planned operations. As of December 31, 2018, the Company has an accumulated deficit of $27,222. In addition, in each year since its inception the Company reported losses and negative cash flows from operating activities. Moreover, the Company is not in compliance with the Equity Conditions (as defined in the Series A Certificate of Designation) and therefore the Purchaser in the April 2018 PIPE transaction (as discussed below) can elect to redeem its outstanding Series A Convertible Preferred Stock in a cash amount that will not allow the Company to maintain its operation for the next 12-month period (see also Note 5C). Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Until the Company generates sufficient revenues to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

As further discussed in Note 5C, on April 30, 2018, the Company entered into and consummated a Securities Purchase Agreement with a new investor, pursuant to which, the Company issued (i) 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock that are convertible into 25,000,000 shares of common stock and (ii) Warrants that are eligible for conversion into 12,500,000 shares of common stock for an aggregate gross purchase price of $5,000. In addition, during the year ended December 31, 2018, the Company received $105 through payment of stock subscriptions (see also Note 5E).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	GENERAL (Cont.)

B.	Liquidity and Going Concern (Cont.)

During the year ended December 31, 2017, the Company raised a total net amount of $1,668 from issuance of units that included Common Stock and detachable warrants (see also Note 5D). In addition, during the year ended December 31, 2017, the Company received $225 through the exercise of warrants (see also Note 5G1) and $51 through payment of stock subscriptions (see also Note 5E). Moreover, the Company also received $50 in proceeds from a non-recourse loan (in addition to an amount of $250 received in 2016) that resulted in a balance of $300, all of which was repaid in cash during the year ended December 31, 2017.

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

The financial statements include the accounts of OWCP and OWC. All significant inter-company balances and transactions have been eliminated.

C.	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to (1) stock-based compensation related to employee and non-employee awards; (2) identification of financial instruments in liabilities, equity and mezzanine transactions and proper classification and measurement of financial instruments; (3) evaluation of going concern; and (4) contingencies.

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

The operations of the Non-U.S. entity (OWC) are conducted in New Israeli Shekels (NIS), its local currency. Accordingly, NIS is its functional currency. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using the actual action date currency rate. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity (deficit).

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

G.	Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets including property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on The Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. During the years ended December 31, 2018 and 2017, loss from impairment has not been recognized.

H.	Series A Convertible Preferred Stock

The Company classified its Series A Convertible Preferred Stock as mezzanine equity, between Stockholders’ Equity (Deficit) and current and non-current liabilities because certain features of the Company’s Certificate of Designation could require redemption of some or all classes of such Series A Convertible Preferred Stock upon events that are considered not solely within the control of the Company. Upon initial recognition, the Series A Convertible Preferred Stock that was issued together with detachable Warrants to purchase Common Stock and identified bifurcated embedded derivative (originally classified as a financial liability) were measured based on the “residual approach” and were presented net of the direct issuance expenses that were allocated to them.

Further, the Company has considered the provisions of ASC 815-15, “Derivatives and Hedging - Embedded Derivatives” (“ASC 815-15”) and determined that the embedded conversion feature of the Series A Convertible Preferred Stock is eligible to be considered as clearly and closely related to the host debt instrument, and accordingly, it should not be separated from the host instrument. The Company applied ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”), which clarifies the accounting for instruments with the Beneficial Conversion Feature ("BCF") or contingently adjustable conversion ratios. Pursuant to this guidance, the amount of the BCF with respect to the Series A Convertible Preferred Stock at the commitment date, was based on the effective conversion price which was calculated by dividing the proceeds allocated to the convertible preferred stock by the number of common shares into which it is convertible. The intrinsic value of the conversion option with respect to the Series A Convertible Preferred Stock was recorded at the Initial Date (as defined below) as a discount on the Series A Convertible Preferred Stock with a corresponding amount credited directly to Stockholders' Equity (Deficit) as additional paid-in capital.

However, as such amount was determined to be greater than the amount of the proceeds originally allocated to the Series A Convertible Preferred Stock, the amount of the discount assigned to the BCF was limited to the amount of the proceeds allocated. Subsequently, the discount on the Series A Convertible Preferred Stock is amortized as accretion to the redemption value of the Series A Convertible Preferred Stock deemed dividend by using a straight-line method over the period from the issuance to the earliest redemption date of the Series A Convertible Preferred Stock.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

I.	Warrants to purchase Common Stock:

The Company accounts for warrants to purchase shares of its Common Stock, held by Purchaser and Newbridge, that include a fundamental transaction feature pursuant to which such warrants could be required to be settled in cash, as a non-current liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company measures the warrants upon initial recognition and on subsequent periods at fair value by using the Black-Scholes-Merton pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in a separate line in the Company’s statement of comprehensive loss. Direct issuance expenses that were allocated to the Warrants were expensed as incurred.

Warrants that were issued by the Company for certain service providers are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Fully vested and nonforfeitable warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently re-measured.

J.	Bifurcated embedded derivatives

The Company has determined that certain embedded derivatives should be separately accounted for pursuant to the provisions of ASC 815-15 “Derivatives and Hedging - Embedded Derivatives” (ASC 815-15). Such bifurcated embedded derivatives are measured at fair value by using Monte-Carlo pricing model upon issuance and at each reporting period until they are exercised or expired, with changes in fair value being recognized in a separate line in the Company’s statement of comprehensive loss. Direct issuance expenses that were allocated to the bifurcated embedded derivatives were expensed as incurred.

K.	Unit issuance and allocation of issuance costs

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

Issuance costs allocated to the warrant liability and to bifurcated derivatives were immediately expensed, as discussed above. Issuance costs allocated to the preferred shares host component classified as mezzanine equity are recorded as a reduction of the share balance and accreted up to redemption value.

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

Stock-based compensation awarded to non-employees is accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. However, when the Company grants to non-employees a fully vested, non-forfeitable equity instrument, such grants are measured based on the fair value of the award at the date of grant and are not subsequently re-measured. When the fully vested, non-forfeitable equity instruments are granted for services to be received in future periods, the measured cost is recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. Such amount is subsequently amortized to the statement of comprehensive loss over the term of the services as an operating expense, as if the Company has paid periodic payments of cash for the services received from such service provider.

M.	Fair Value of Financial Instruments

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

At December 31, 2018 and 2017, the carrying value of cash and cash equivalents, other current assets, accounts payable and other current liabilities approximate fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Other financial instruments such as liability related to shares to be issued, liability related to warrants to purchase Common Stock and bifurcated embedded derivatives are measured periodically at fair value (see also Note 5C).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Fair Value Measurement

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

Level 2: Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2018 and 2017, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

As of December 31, 2018, the Warrants to purchase Common Stock and bifurcated embedded derivative related to optional conversion feature upon Trigger Event (see also Note 5C) were measured at fair value on a recurring basis primarily using Level 3 inputs.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

O.	Loss per Share of Common Stock

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the Series A convertible Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A Convertible Preferred Stock, which was issued on April 30, 2018 was excluded from the computation of the net loss per share for the year ended December 31, 2018.

Diluted loss per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, certain stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method, and of the Series A convertible Preferred Stock, certain stock warrants and identified bifurcated embedded derivative which their potential dilutive effect is considered using the “if-converted method”.

As of December 31, 2018, diluted loss per share excludes the impact of the total weighted average number of shares related to the outstanding stock options, stock warrants, Series A convertible Preferred Stock and bifurcated embedded derivative related to the Series A convertible Preferred Stock were 61,101,136 as the effect of their inclusion would be anti-dilutive. As of December 31, 2017, diluted loss per share excludes the impact of the total weighted average number of shares related to the outstanding stock options and stock warrants were 30,342,308 shares as the effect of their inclusion would be anti-dilutive.

P.	Liability for Employee Rights upon Retirement

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

Severance expenses for the years ended December 31, 2018, and 2017 amounted to $19 and $9, respectively.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Q.	Income Taxes

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items during the years ended December 31, 2018 and 2017 and did not recognize any liability with respect to unrecognized tax position in its balance sheets.

R.	Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, the Company will determine revenue recognition through the following five steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

A contract with a customer exists when all of the following criteria are met: the parties to the contract have approved it (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues will be recognized when, or as, control of services or products is transferred to the customers at a point in time or over time, as applicable to each performance obligation.

Revenues will be recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer, excluding amounts collected on behalf of other third parties and sales taxes.

Deferred revenue will include amounts received with respect to consultation services not yet recognized as revenues. Such revenues will be deferred and recognized on a straight-line basis over the service period or when services are provided, as applicable to the contract.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

R.	Revenue Recognition (Cont.)

As the Company has not yet generated any operating revenues, the adoption of ASC 606 had no impact on the accompanying consolidated financial statements.

S.	Research and Development Expenses

Research and development expenses are charged to the statement of comprehensive loss as incurred.

T.	Concentrations of Credit Risk

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

U.	Legal and other Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

V.	Reclassification

Certain amount in prior year consolidated balance sheets has been reclassified from account payables to other current liabilities in total amount of $28 to conform to the current year presentation.

W.	Recent Accounting Pronouncements Adopted

1.	In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases". Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company believes that this new guidance will have no material impact on the Company’s consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

W.	Recent Accounting Pronouncements Adopted (Cont.)

2.	Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

As the Company does not have any restricted cash, adoption of this guidance had no impact on the Company’s consolidated financial statements.

3.	In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation”. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year.

Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

4.	In July 2017, the FASB issued ASU 2017-11, “Earnings per share: I. Accounting for Certain Financial Instruments with Down Round Features”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach.

The Company early adopted this guidance in connection with the down round feature within the embedded optional conversion feature of the preferred stock, as discussed in Note 5C.

5.	In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, if any.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 3 -	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2018	2017

Furniture and office equipment	21	6
Computers	41	31
Photography	7	7
Machinery	4	1
	73	45
Less - accumulated depreciation	(36)	(29)
	37	16

During the years ended December 31, 2018 and 2017, depreciation expenses amounted to $7 and $8, respectively.

NOTE 4 -	COMMITMENTS AND CONTINGENCIES

A.	Commitments

1.	On October 11, 2015, OWC entered into a memorandum of understanding with Medmar LLC ("Medmar") for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid $50 to OWC. On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement providing Medmar certain rights in connection with the commercialization of OWC’s Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid $50 to OWC.

On March 17, 2016, Medmar and OWC executed a consulting and License Agreement (the “Agreement”), pursuant to which OWC granted to Medmar an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market certain of OWC’s products (as defined in the Agreement) in the State of Maryland, against payment by Medmar to OWC of a royalty. As part of the Agreement, OWC received from Medmar an advance amount of $50. As OWC did not have any performance obligation in connection with the agreement, OWC recorded revenues in an amount of $50 during the year ended December 31, 2016.

As of December 31, 2018, the Company deferred revenue in connection to the license in the State of Hawaii and the State of Pennsylvania and the right of first refusal amounting to aggregate amount of $100.

2.	In August 2017, OWC engaged PharmItBe Ltd, a company specializing in pharmaceutical research and development to develop a second generation of its cannabis soluble tablet. This development was completed during the second quarter of 2018. The production of the cannabis soluble tablet for the purpose of clinical trials was completed during the fourth quarter of 2018. OWC recorded research and development expenses of $134 during the year ended December 31, 2018 relating to this arrangement.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 4 -	COMMITMENTS AND CONTINGENCIES (CONT.)

A.	Commitments (Cont.)

3.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance (the “JV”) to promote the sale of OWC’s Products in the European Union (the “EU”); (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of December 31, 2018.

4.	On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer which operates in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabinoid-based topical ointment to treat psoriasis.

On November 27, 2016, the Company and OWC (the “Group”) entered into a license agreement with Emilia (the “License Agreement”). During the fourth quarter of 2016, the Group completed the development process and then initiated a phase I Trial at Chaim Sheba Medical Center (“Sheba”) to explore the safety of the topical ointment on psoriasis. Prior to entering into the License Agreement, the Group and Emilia conducted a development and evaluation program (as defined in the License Agreement) for the development of a specific product comprising Emilia’s formulation with certain medical cannabis extract provided by the Group for topical treatment of psoriasis.

Pursuant to the License Agreement, Emilia granted a limited license to the Group with respect to Emilia’s licensed intellectual property to be developed and commercialized worldwide in the topical treatment of psoriasis in humans with OWC’s Product, as defined in the License Agreement. If such trial proves successful, Emilia will grant the Group an exclusive, worldwide, transferable, royalty-bearing license, with the right to grant sublicenses, to use, sell and commercially exploit the Emilia intellectual property, in consideration for which, from and after the first commercial sales of the licensed product, the Group shall pay to Emilia a royalty at the rate of 10% of net sales during the period beginning upon the first commercial sale and ending 10 years thereafter. In the event the sale of the licensed product during the royalty term reaches the minimum sales targets set forth in the License Agreement, the royalty term will be extended for an additional 5-year term.

No sales have occurred to date and therefore there is no impact on these consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 4 -	COMMITMENTS AND CONTINGENCIES (CONT.)

A.	Commitments (Cont.)

5.	On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (the “Fund”) by Chaim Sheba Medical Center (“Sheba”). Pursuant to the Clinical Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose clinical trial (the “Psoriasis Trial”) to determine the safety and tolerability of topical ointment containing MGC (“Medical Grade Cannabis” or the “Drug Trial”) in healthy volunteers, employing the services of Professor Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Trial (the “Investigator”). The Trial shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such Trials which are applicable in Israel; and (7) written instructions and prescriptions issued by OWC and governing the administration of the Drug Trial. On January 29, 2019, the Company reported positive phase I safety data from the Trial. Pursuant to the Research Agreement, OWC is obliged to pay Sheba $170 for conducting the safety Trial for the ointment, $129 out of which was paid through December 31, 2018. The amounts of $117 and $49 have been recorded as research and development expenses related to the Trial during the years ended December 31, 2018 and 2017, respectively.

6.	On October 22, 2014, OWC entered into a Service Agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this Service agreement, OWC is required to conduct pre-clinical studies on multiple myeloma for total payment of $170, $66 out of which was paid through December 31, 2018. During the years ended December 31, 2018 and 2017, the Company has not recorded any research and development expenses related to the Service Agreement.

At present, OWC uses its available working capital to fund these studies. However, the Company expects that it will need to raise additional funding prior to or when its clinical studies are commenced.

7.	In November 2017, the Company signed a 2-year rental agreement with a landlord for its principle office located in Ramat Gan, Israel. The rental agreement included an option for one additional year (the "Option Period"). The monthly rental fees are approximately $4 and the remaining minimum payments total approximately $44 as of December 31, 2018. During the Option Period, the monthly rental fees will increase by approximately 7%.

During the years ended December 31, 2018 and 2017, the Company recorded rental expenses of $58 and $19, respectively.

B.	Contingencies

1.	On February 28, 2017, the Company filed an action for alleged legal malpractice against the NYC law firm of Sichenzia Ross FerenceKesner LLP and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. The Company’s claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. The Company brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 4 -	COMMITMENTS AND CONTINGENCIES (CONT.)

B.	Contingents (Cont.)

The action is currently pending in the Supreme Court of the State of New York, County of New York and is in the discovery phase.

2.	The Company has also sued certain individuals in the Supreme Court of the State of New York regarding defaulted loan obligations related to 2,354,480 shares granted to them. The matter has been settled as against certain individuals, while the Company is still pursuing its claims against one individual for an outstanding sum of approximately $15. The Company is currently monitoring the payment of the settlement funds amounting to $121 which are included as part of Common Stock Subscriptions Receivable.

3.	On November 22, 2017, Mr. Ziv Turner, the Company’s subsidiary’s former General Manager (the “Plaintiff”) filed a claim (the “Claim”) with the Tel Aviv Regional Court of Labor against the Company, OWC and the Company’s CEO related to the Plaintiff’s alleged right to receive 4,125,000 shares of the Company’s Common Stock in connection with options granted to him in 2016 and a cash compensation of approximately $180 for breach of rights and damages. On January 23, 2018, the Company filed a statement of defense rejecting all of the Plaintiffs claims.

On December 6, 2018, the Company has entered into a Settlement Agreement (the “Agreement”) with the “Plaintiff”, in the Tel Aviv Regional Court of Labor, pursuant to which subject to receiving a withholding tax certificate from the Plaintiff, the Company will issue to the Plaintiff a number of shares of the Company's common stock at an aggregate value of $725 on the issuance date. The price per share will be determined based on the average closing price of the share during the three business days preceding the date in which the Company receives the withholding tax certificate from the Plaintiff.

In addition, the Company has provided the Plaintiff a price protection for a period of 6-months (the “Limitation Period”) commencing the date in which the withholding tax certificate has been received by the Company, under which if the value of the common stock issued to the Plaintiff falls below $725 at the end of the Limitation Period, in such case the Company will issue the Plaintiff additional common stock to get the aggregate value back to $725.

The Company and the Plaintiff mutually agreed to dismiss all claims other than the Company’s claims against the Plaintiff in the USA.

As of the filing date of these consolidated financial statements, the withholding tax certificate has not been received by the Company and therefore as of that date, the number of shares to be issued to the Plaintiff, cannot be considered as fixed and determinable. Also, the Company has not yet issued any shares to the Plaintiff and the price protection feature has not been granted.

As the obligation will be settled only through the issuance of the Company's common stock, the liability related to shares to be issued was presented as non-current as of December 31, 2018 in total amount of $725.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

A.	Common Stock

Holders of shares of The Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of common stock do not have cumulative voting rights in the election of directors. Holders of shares of The Company’s common stock are entitled to receive dividends when and if declared by The Company’s Board out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon The Company’s dissolution or liquidation or the sale of all or substantially all of its assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of The Company’s common stock will be entitled to receive pro rata its remaining assets available for distribution. Holders of shares of The Company’s common stock do not have preemptive, subscription, redemption or conversion rights and there are no redemption or sinking fund provisions applicable to The Company’s common stock.

B.	Series A Convertible Preferred Stock

1.	The terms of the Series A Convertible Preferred Stock are governed by a Certificate of Designation (the “Series A Certificate of Designation”) filed by the Company with the Delaware Secretary of State on April 30, 2018. Pursuant to the Series A Certificate of Designation, the Company designated 500 shares out of the Company’s 20 million authorized shares of preferred stock as “Series A Convertible Preferred Stock”. As more fully described below, for the year ended December 31, 2018, the Company has issued a total of 500 shares of Series A Convertible Preferred Stock in connection with the Share Purchase Agreement. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

●	Dividends. Holders of the 500 shares of Series A Convertible Preferred Stock are entitled to receive dividends on each share of the Series A Convertible Preferred Stock, payable quarterly on March 31, June 30, September 30 and December 31, commencing June 30, 2018 (which was prorated) in an amount equal to 5% per annum of the stated value ($10 per share of the Series A Convertible Preferred Stock) and which shall be cumulative. Such dividends are to be paid in cash or freely tradeable shares of The Company’s common stock at its sole discretion, subject to certain conditions. If in the event the Company elects to pay a dividend in shares of its common stock to the holders of the Series A Convertible Preferred Shares, the number of shares of its common stock will be determined in accordance with the terms of the Series A Convertible Preferred Shares. The Company may only elect to pay cash dividends to the Series A Convertible Preferred Shares to the extent there are amounts available for the payment of dividends in accordance with applicable Delaware law.

During the period commencing April 30, 2018 through December 31, 2018, the Company recorded an amount of $179 as dividend on Series A Convertible Preferred Stock. In 2018, the Company issued 801,230 shares of its common stock to the holder of series A Convertible Preferred Stock for payment of dividend amounted to $114. The remaining amount of the dividend for 2018 in the amount of $65 was paid by the Company by issuance of 832,368 shares of common stock to the holder of series A Convertible Preferred Stock on January 3, 2019 (see also Note 8C). This amount is included in the additional paid-in capital as number of shares to be issued is considered as fixed and determinable.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

B.	Series A Convertible Preferred Stock (Cont.)

●	Liquidation. In the event of a Liquidation, the holders of Series A Convertible Preferred Stock (“Holders”) shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any other shares of capital stock of the Company (“Junior Stock”), but pari passu with any Parity Stock (preferred shares that are pari passu rank to the Series A Convertible Preferred Stock in respect of the preferences as to dividends, redemption rights, distributions and payments upon the liquidation, dissolution and winding up of the Company then outstanding), an amount per Series A Convertible Preferred Share equal to the greater of (A) the Liquidation Preference thereof on the date of such payment and (B) the Bankruptcy Redemption Amount (as such term is defined in the Series A Certificate of Designation), provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Convertible Preferred Shares and all holders of shares of Parity Stock. As of December 31, 2018, the aggregate Liquidation Preference amounted to $5,880.

●	Voting Rights. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters requiring a vote of the shareholders of the Company as a single stock, and each holder of the Series A Convertible Preferred Stock is entitled to vote the number of shares of common stock into which such holders' Series A Convertible Preferred Stock would be convertible into as of the record date.

●	Conversion. The 500 issued shares of the Company’s Series A Convertible Preferred Stock are convertible into 25,000,000 shares of the Company’s common stock at a conversion price of $0.20, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares. On November 27, 2018, the conversion price was adjusted as result of occurrence of the Trigger Event (see also Note 5C). The Series A Convertible Preferred Stock have a beneficial ownership limitation such that none of the holders of the Series A Preferred Shares have the right to convert the Series A Convertible Preferred Stock to the extent that after giving effect to such conversion, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. However, by written notice to the Company, a holder of the Series A Convertible Preferred Stock may waive the Maximum Percentage provision, which such notice will be effective 61 calendar days after the notice date.

Due to the Trigger Event as discussed below, the conversion price was adjusted to an amount equal to (A) 75% of the quotient determined by dividing (x) the sum of the 3 lowest Closing Prices of the Common Stock during the period beginning 10 Trading Days prior to such Triggering Event Conversion Date and ending 3 Trading Days after the shares of Common Stock are received into Holder’s brokerage account and fully cleared for trading, by (y) 3, minus (B) $0.01.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

B.	Series A Convertible Preferred Stock (Cont.)

Commencing December 11, 2018 through December 31, 2018, the Purchaser converted an aggregate of 10 shares of Preferred Stock into an aggregate of 1,647,258 shares of the Common Stock at the conversion prices in effect on the respective conversion dates.

Commencing January 1, 2019 through the date of the issuance of these consolidated financial statements, the Purchaser converted an aggregate of 50 additional shares of Series A Convertible Preferred Stock into an aggregate of 24,871,345 shares of the Common Stock at the conversion prices in effect on the respective conversion dates (see Note 8D).

Redemption. The terms of the Series A Convertible Preferred Stock contain both mandatory and conditional redemption provisions as follows:

●	Certain mandatory redemption provisions provide that, beginning January 30, 2019 and continuing for every 30-days period thereafter (each a “Mandatory Redemption Date”), the Company is required to offer to redeem 1/12th of the outstanding Series A Convertible Preferred Stock for an amount equal to 110% of the stated value ($10) of such shares of Series A Convertible Preferred Stock plus any accrued but unpaid dividends to the Mandatory Redemption Date (the “Mandatory Redemption Amount”), and may be redeemed in cash or, at the Company’s sole discretion in freely tradeable shares of the Company’s common stock if the Company is in full compliance with all of the Equity Conditions as defined in the Series A Certificate of Designation.

●	Upon the occurrence of an offering of debt or equity securities of the Company or any of its subsidiaries resulting gross cash proceeds of not less than $10,000, the Company is required to make an offer to the holders of shares of the Series A Convertible Preferred Stock to redeem 50% of the outstanding Series A Convertible Preferred Stock at either (i) 115% of the stated value of each Preferred Share ($10) plus any unpaid accrued dividends if redeemed on or prior to October 30, 2018 or (ii) 120% of the stated value of each Preferred Share ($10) plus any unpaid accrued dividends if redeemed after October 30, 2018 (the “Redemption Premium”).

●	Upon sale of assets (other than product to be sold in the normal course of business) of the Company and its subsidiaries in an amount of proceeds in excess of $500, the Company is required to offer to redeem to 100% of the outstanding Series A Convertible Preferred Stock for the Redemption Premium, and may be redeemed in cash or, at the Company’s sole discretion in freely tradeable shares of the Company’s common stock if the Company is in full compliance with all of the equity conditions as defined in the Series A Certificate of Designation.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

C.	Securities Purchase Agreement

●	The Company may also be required, at the option of holders of the Series A Convertible Preferred Stock to redeem any outstanding shares of Series A Convertible Preferred Stock upon a Change of Control or Bankruptcy Event. Each Preferred Stock shall be redeemed for an amount equal to Redemption Premium, and may be redeemed in cash or, at the Company’s sole discretion in freely tradeable shares of the Company’s common stock if the Company is in full compliance with all of the equity conditions as defined in the Series A Certificate of Designation.

●	The Company may, at any time upon at least 15 trading days prior written notice to each holder, redeem all or portion of the outstanding Preferred Stock in cash in an amount equal to Redemption Premium.

As of December 31, 2018, the Company is not in compliance with the Equity Conditions and therefore the redemption of the Series A Convertible Preferred Stock can be done at the request of the holder in cash of 1/12 per month after 270 days from the Initial Date (January 31, 2019). As of the date of issuance of these financial statements, the Purchaser has not requested redemption in cash of any shares of Series A Convertible Preferred Stock.

On April 30, 2018 (the “Initial Date”), the Company consummated a private placement transaction (the “April 2018 PIPE”) by entering into a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”), pursuant to which, the Company sold and the Purchaser bought, (i) 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock (the “Preferred Stock”), which are convertible into shares of common stock at a conversion price of $0.20 per share, subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares and (ii) Warrants (the “Warrants”) representing the right to acquire 12,500,000 shares of common stock over a period of five years from the Initial Date at an exercise price of $0.22 per share, which is subject to certain adjustments including anti-dilution provisions, for an aggregate purchase price of $5,000.

The Company engaged Newbridge Securities Corporation, through LifeTech Capital (“Newbridge”), as exclusive placement agent for the aforesaid Agreement, pursuant to which the Company was required to pay a cash fee to Newbridge and issued to them warrants to purchase 2,500,000 shares of common stock (or 10% of the aggregate number of fully diluted shares of common stock that have been purchased by an Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions. In addition, the Company is also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds received by the Company upon cash exercise of any Warrants purchased by the Purchasers in connection with the Agreement (since the Initial Date through December 31, 2018, no solicitation fee was earned).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

C.	Securities Purchase Agreement (Cont.)

On November 27, 2018, the Tel Aviv regional Prosecutor’s Service filed criminal charges against Dr. Yehuda Baruch, the Chief Medical and Regulatory Affairs Officer of the Company, alleging that Dr. Baruch conducted an improper sexual relationship with a psychiatric patient. Dr. Baruch denies all allegations. The Company together with its legal counsels believe that such criminal charges are not directed at, and do not concern, the Company, any actions of Dr. Baruch in the Company or any other of the Company’s directors or officers. The Company is evaluating its proposed response, if any, considering the allegations brought against Dr. Baruch.

The aforesaid charges brought against Dr. Baruch are considered a “trigger event” (the “Trigger Event”) under the Company's Certificate of Designation governing the Company's Preferred Stock. Subject to certain beneficial ownership limitations of the Preferred Stock, at any time during the period commencing on the date of the occurrence of a Trigger Event and ending on the date of the cure of such Trigger Event, the Purchaser of the Preferred Stock may, at its option, by delivery of notice to the Company, specify a future date upon which such holder shall require the Company to convert all, or any number of, Preferred Stock into shares of the Company’s common stock at an adjusted conversion ratio as specified in the Certificate of Designation.

Due to the aforesaid Trigger Event, the conversion price was adjusted to an amount equal to (A) 75% of the quotient determined by dividing (x) the sum of the 3 lowest Closing Prices of the Common Stock during the period beginning 10 Trading Days prior to such Triggering Event Conversion Date and ending 3 Trading Days after the shares of Common Stock are received into Holder’s brokerage account and fully cleared for trading, by (y) 3, minus (B) $0.01.

The Warrants are considered a freestanding instrument, as the Company believes they are legally detachable and separately exercisable.

As defined in the Agreement, upon certain changes in control events, the Purchaser may elect to receive cash equal to the Black-Scholes value of the outstanding Warrants. Consequently, as of the Initial Date, the Warrants were accounted for and recognized as a non-current financial liability on the consolidated balance sheet in total amount of $3,600 ($600 out of which related to warrants that were granted to Newbridge) under ASC 815-40-25 and were measured at fair value. Subsequently, the Warrants are marked to market in each reporting period until they are exercised or expired, as earlier, with changes in the fair value of the Warrants charged into the statement of comprehensive loss. For the year ended December 31, 2018, the Company recorded income in total amount of $2,125, due to revaluation of Warrants to purchase shares of Common Stock in the statement of comprehensive loss as separate line based on the change in the fair value from the Initial Date through December 31, 2018.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

C.	Securities Purchase Agreement (Cont.)

In estimating the fair value of the Warrants on the Initial Date and December 31, 2018, the Company used the following assumptions:

12,500,000 Purchaser Warrants:

	December 31, 2018	Initial Date

Risk-free interest rate (1)	2.49%	2.79%
Expected volatility (2)	214.5%	246%
Expected life (in years) (3)	4.33	5.00
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.10	$0.24

2,500,000 Placement agent Warrants:

	December 31, 2018	Initial Date

Risk-free interest rate (1)	2.47%	2.62%
Expected volatility (2)	219.9%	252.6%
Expected life (in years) (3)	2.33	3.00
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.09	$0.24

1.	Risk- free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2.	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the warrants.

3.	Expected life - the expected life was based on the expiration date of the warrants.

4.	Expected dividend yield - was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

C.	Securities Purchase Agreement (Cont.)

The changes in Level 3 liabilities associated with the 2018 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants for year ended December 31, 2018:

Fair value of liability related to warrants

Balance at December 31, 2017	$-
Recognition of liability related to Warrants to purchase Common Stock	3,600
Revaluation of liability related to Warrants to purchase Common Stock	(2,125)

Balance at December 31, 2018	$1,475

During the period commencing April 30, 2018 and through December 31, 2018, no Warrants of the Purchaser and Newbridge have been exercised. As of December 31, 2018, there were 15,000,000 outstanding unexercised Warrants related to the 2018 Private Placement.

In addition, at the Initial Date, the Company identified several embedded features which may require separate accounting as derivatives under ASC 815-15. Nevertheless, except specific embedded feature relating to contingent redemption feature in case of other than upon bankruptcy triggering event, the Company determined that all remaining embedded features should not bifurcated from the host contract or the probability of occurrence of such embedded features is low and therefore the fair value of such embedded features was determined to be immaterial. In addition, the Company determined that the Trigger Event is considered as optional conversion feature upon triggering event that should be estimated at fair value. Thus, the bifurcated embedded derivatives amounting to $1,028 and $8,129 were measured at fair value on the Initial Date and December 31, 2018, respectively. The change in the fair value is resulted from revaluation of the bifurcated embedded derivatives in total amount of $7,261 which was recognized under other expenses in the statement of comprehensive loss in a separate line. In addition, upon a partial conversion of 10 share of Series A Convertible Preferred Stock into 1,647,255 shares of common stock, a relative portion of $160 was deducted.

In estimating the fair value of the bifurcated embedded derivative related to the contingent redemption feature of the Series A Convertible Preferred Stock at the Initial Date and the bifurcated embedded derivative related to optional conversion feature upon trigger event at December 31, 2018, the Company used the following assumptions:

	December 31, 2018	Initial Date

Risk-free interest rate (1)	2.62%	2.13%-2.40%
Expected volatility (2)	82.35%	258.3%
Expected life (in years) (3)	1.01	1.64

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

C.	Securities Purchase Agreement (Cont.)

1.	Risk- free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2.	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the bifurcated embedded derivative.

3.	Expected life - the expected life was based on the expiration date of the bifurcated embedded derivative.

The changes in Level 3 liabilities associated with the 2018 Private Placement bifurcated embedded derivatives are measured at fair value on a recurring basis. The following tabular presentation reflects the components of such liability associated with such bifurcated embedded derivatives for the year ended December 31, 2018:

Fair value of bifurcated embedded derivative

Balance at December 31, 2017	$-
Recognition of bifurcated embedded derivative	1,028
Revaluation of bifurcated embedded derivative	7,261
Partial conversion of shares of Series A Convertible Preferred Stock into shares of common stock	(160)

Balance at December 31, 2018	$8,129

The Company’s management is measuring the fair value of the 2018 Private Placement warrants issued to the Purchaser and Newbridge and the bifurcated embedded derivative related to Series A Convertible Preferred Stock by using the services of external independent appraiser.

At the Initial Date, the effective conversion price of the Preferred Stock is less than the fair value of the share of Common Stock at the commitment date. As a result, a BCF amounting to approximately $4,028 was measured assuming full conversion according to ASC 470-20. However, according to ASC 470-20-30-8, there is a limitation to the amount of the proceeds allocated to the convertible preferred shares if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument. That is, the amount of the discount assigned to the BCF shall be limited to the amount of the proceeds allocated to the convertible preferred share. Consequently, at the Initial Date, a BCF was recognized in total amount of $773.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

C.	Securities Purchase Agreement (Cont.)

Under ASC 480-10-S99 “Distinguishing Liabilities from Equity”, since the Preferred Stock have conditional redemption provisions which are outside of the control of the Company and also contain a deemed liquidation preference, the Preferred Stock were classified as mezzanine financing at the initial measurement date at the residual amount, which is the difference between the total proceeds received, the fair value of the Warrants, the fair value of the embedded derivative related to the contingent redemption of Series A Convertible Preferred Stock and after consideration with the amount related to the BCF. Subsequently, the Company accretes changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology. Changes in the redemption value are considered as changes in accounting estimates.

The below table outlines the change in the mezzanine account during the year ended December 31, 2018 -

December 31, 2018

Opening balance, December 31, 2017	$-
Gross proceeds from April 2018 PIPE transaction	5,000
Recognition of Warrants issued to Purchaser to purchase Common Stock	(3,000)
Recognition of bifurcated embedded derivative	(1,028)
Allocation of issuance costs to Preferred Stock	(199)
Recognition of BCF on Preferred Stock	(773)
Accretion of Preferred Stock to redemption value	2,268
Partial conversion of Preferred Stock into shares of common stock	(42)
Closing balance, December 31, 2018	$2,226

The total direct and incremental issuance costs amounted to $1,022 (including the cash fee of $422 and Warrants fee of $600 related to Newbridge). Such amount was allocated based on the same proportions of the allocation of the consideration received to the individual freestanding instruments identified (i.e. detachable warrants, bifurcated embedded derivative related to the contingent redemption feature of the Series A Convertible Preferred Stock and preferred stock). Issuance costs amounting to $823 were allocated to freestanding instruments at fair value and immediately expensed as a separate line to the statement of comprehensive loss. Issuance costs amounting to $199 were allocated to Preferred Stock and deducted from mezzanine account.

In addition, in connection with the Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which, among other things, the Company is required to use its commercially reasonable best efforts to (i) prepare and file with the SEC within 60 calendar days of the offering a registration statement covering the shares of Common Stock underlying the Preferred Stock and Warrants and (ii) have the registration statement and any amendment thereto to be declared effective by the SEC within 90 calendar days from the date of the initial filing of such registration statement. On June 14, 2018, the Company filed a registration statement on Form S-1 which was declared effective by July 2, 2018.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

D.	Common Stock and Stock Warrants Issued for Cash

1.	During the year ended December 31, 2017, the Company received $118 through a placement of 904,924 common stock units to four investors for the offering price of $0.13 per unit. Each unit consisted of one share of common stock and two (one “G” and one “H”) warrants to purchase one share of common stock. The 904,924 “G” warrants are exercisable at $0.25 and expire two years from the issuance date. The 904,924 “H” warrants are exercisable at $0.40 and expire 3 years from the issuance date. Such warrants were classified within stockholders’ equity.

2.	During the year ended December 31, 2017, the Company received $100 through a placement of 588,237 common stock units to three investors for the offering price of $0.17 per unit. Each unit consisted of one share of common stock and one “H” warrant to purchase one share of common stock. The 588,237 “H” warrants are exercisable at $0.40 and expire 3 years from the issuance date. Such warrants were classified within stockholders’ equity.

3.	During the year ended December 31, 2017, the Company received $130 through a placement of 520,000 common stock units to five investors for the offering price of $0.25 per unit. Each unit consisted of one share of common stock and one “I” warrant to purchase one share of common stock. The 520,000 “I” warrants are exercisable at $0.50 and expire 2 years from the issuance date. Such warrants were classified within stockholders’ equity.

4.	During the year ended December 31, 2017, the Company received $884 through a placement of 1,767,250 common stock units to twenty investors for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one “K” warrant to purchase one share of common stock. The 1,767,250 “K” warrants are exercisable at $1.00 and expire 18 months from the issuance date. Such warrants were classified within stockholders’ equity.

5.	During the year ended December 31, 2017, the Company received $436 through a placement of 623,227 common stock units to eleven investors for the offering price of $0.70 per unit. Each unit consisted of one share of common stock and one “L” warrant to purchase one share of common stock. The 623,227 “L” warrants are exercisable at $1.40 and expire 18 months from the issuance date. Such warrants were classified within stockholders’ equity.

E.	Common stock subscriptions receivable

During the years ended December 31, 2018 and 2017, the Company received a cash payment of $105 and $51, respectively, for common stock subscriptions receivable from former employees.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

F.	Stock-Based Compensation

1.	Grants to non-employees

A.	On November 22, 2016, the Company entered into a Corporate Management Services Agreement with Sorelenco Limited (“Sorelenco”). In consideration for business and European market development services, the Company agreed to issue to the Sorelenco: (i) 1,442,308 restricted shares of the common stock, par value $0.0001 (the “Shares”); (ii) Class M Warrants exercisable for 12-months period to purchase 1,250,000 Shares at an exercise price $0.08; (iii) Class G Warrants exercisable for 24-months period to purchase 448,462 Shares at an exercise price $0.25; and (iv) Class H Warrants exercisable for 36-months period to purchase 448,462 Shares at an exercise price $0.40. The aggregate fair value of the restricted shares and warrants was $432. This transaction represents an initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). Such amount is recognized as consulting expense over the term of the agreement. During the years ended December 31, 2018 and 2017, the Company recognized an amount of $144 and $144 as business development service expenses, respectively. As of December 31, 2018, the unrecognized related services receivable amounted to $121.

The exercise period of the Class M Warrants has been extended by 2-weeks in which Sorelenco exercised such warrants into 1,250,000 shares of common stock. Such extension has been accounted as a modification under ASC 718, pursuant to which the incremental fair value of $403 was recognized immediately as business development service expenses in the statements of comprehensive loss for the year ended December 31, 2017.

B.	On November 28, 2016, the Company entered into a Consulting Agreement with Bear Creek Capital. In consideration for the services, the Company issued to Bear Creek 100,000 restricted shares of Common Stock. The aggregate fair value of the restricted shares was $10. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). Such amount is recognized over the term of the agreement. During the year ended December 31, 2017, the Company recognized an amount of $6 as investor and public relations service expenses. As of December 31, 2018, there are no services receivable.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

F.	Stock-Based Compensation (Cont.)

1.	Grants to non-employees (Cont.)

C.	On December 16, 2016, the Company entered into a Consulting Agreement with Jeff Smurlick, pursuant to which the Consultant shall provide the Company with services in the areas of investor relations and business development. In consideration for the services, the Company issued to the Consultant 200,000 Class G Warrants and 200,000 Class H Warrants identical to the Class G and Class H Warrants described above with a cashless exercise feature. The aggregate fair value of the warrants was $41. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). Such amount is recognized over the term of the agreement. As of December 31, 2018, there are no services receivable. During the year ended December 31, 2017, the Company recognized an amount of $40 as investor and public relations services expense.

During the year ended December 31, 2017, the aforesaid warrants were exercised on a cashless basis (see also Note 5G4).

D.	In January 2017, the Company issued 300,000 fully vested shares of common stock and 400,000 warrants to Lyons Capital LLC. 200,000 “G” warrants with exercise price of $0.25 and 200,000 “H” warrants with exercise price of $0.40 and a cashless feature for the purchase of one share each of common stock to a consultant as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). The shares were measured at the closing price as of the date of the agreement and the related expenses are recognized over the terms of the agreement. During the year ended December 31, 2018 and 2017, the Company recognized an amount of $16 and $185 as conferences and business development service expenses, respectively, resulting from the issuance of the shares. As of December 31, 2018, there are no services receivable.

The warrants were measured by using the Black-Scholes-Merton pricing model to estimate total fair value amounting to $154. The Black-Sholes-Merton pricing model assumptions that were used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.10%-0.11%; expected volatility of 282%, and warrant exercise period based upon the stated terms. Such amount is recognized over the term of the agreement. During the year ended December 31, 2018 and 2017, the Company recognized an amount of $5 and $149, as consulting expenses, respectively, resulting from the issuance of these warrants. As of December 31, 2018, there are no services receivable.

During the year ended December 31, 2017, the aforesaid warrants were exercised on a cashless exercise (see also Note 5G3).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

F.	Stock-Based Compensation (Cont.)

1.	Grants to non-employees (Cont.)

E.	Under the Bear Creek Corporate Advisory Consulting agreement executed in November of 2016, the Company became obligated to issue 100,000 additional shares to Bear Creek as of February 28, 2017. The shares were measured at $262 according to the closing price of the underlying shares at February 28, 2017. The shares were issued in April 2017.

F.	On January 21, 2016, the Company entered into a 2-years Consulting Agreement with Global Corporation Strategies (“GCS”), pursuant to which the Company issued to GCS 5,134,375 restricted shares of Common Stock for investor and public relations services. The aggregate fair value of the restricted shares was $259. This transaction represents initiation of business relations between the parties. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). Such amount is recognized over the term of the agreement. During the years ended December 31, 2018 and 2017, the Company recognized an amount of $7 and $129 as investor and public relations services expense, respectively. As of December 31, 2018, there are no services receivable.

G.	In 2017, the Company issued 350,000 “E” warrants that are exercisable at $0.25 and expire two years from the date of issuance to purchase one share each of the Company’s common stock to two former employees parties as payment for services. The aggregate fair value of the warrants was $133. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). Such amount is recognized over the term of the agreement. During the years ended December 31, 2018 and 2017, the Company recognized $4 and $129 as consulting expenses, respectively. As of December 31, 2018, there are no services receivable.

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

H.	In 2017, the Company issued 450,000 fully vested shares of common stock to Lyons Capital as payment for services. The fair value of these shares was measured at the closing price as of the date of the agreement and the related expenses is recognized over the terms of the agreement. The aggregate fair value of the shares was $329. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). During the years ended December 31, 2018 and 2017, the Company recognized an amount of $116 and $212 as business development expenses, respectively. As of December 31, 2018, there are no services receivable.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

F.	Stock-Based Compensation (Cont.)

1.	Grants to non-employees (Cont.)

I.	In 2017, the Company issued 416,127 fully vested shares of common stock to Jeff Smurlick as payment for services. The aggregate fair value of the shares was $370. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grant was recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable” (see also Note 2L). The shares were measured at the closing price as of the date of the agreement and the related expenses are recognized over the terms of the agreement. During the years ended December 31, 2018 and 2017, the Company recognized an amount of $111 and $260 as business development and investor relations consulting expenses, respectively. As of December 31, 2018, there are no services receivable.

J.	On December 12, 2017, the Company entered into a new agreement with Lyons Capital LLC. In consideration for services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference the Company is required to issue 150,000 fully vested restricted shares of Common Stock. The aggregate fair value of the shares was $72 which was recognized in 2018 as expenses.

2.	Grant to employees

In 2019, the Company approved the Amended and Restated 2016 Israeli Employees Share Options Plan (formerly the 2016 Employee Incentive Plan) (the “2016 Plan”) which provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2016 Plan is 36,000,000 shares of common stock (see also Note 8F).

A.	In January 2016, the Company granted to certain employees 250,000 stock options which are exercisable into 250,000 shares of common stock at an exercise price which is ranged $0.05-$0.30 per share. The fair value of these stock options was measured at $6.

B.	In December 2016, the Company granted 34,850,000 stock options which are exercisable into 34,850,000 shares of common stock at an exercise price of $0.05 per share. The granted stock options become vested over a 2-year period from the grant date. The stock options vested 1/3 on the grant date and the remaining 2/3 vested on a quarterly basis (8.33% per quarter).

C.	During the second quarter of 2017, the engagement of OWC’s CEO was terminated and the CFO resigned. These combined actions triggered the forfeiture of 10,456,094 stock options previously granted. The forfeiture resulted in a reversal of $645 of previously recognized compensation expense in 2017 ($408 out of which was recognized as expense in 2016).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

F.	Stock-Based Compensation (Cont.)

2.	Grant to employees (Cont.)

As such award was subject to a clawback feature for certain contingent events, such as termination for cause, the Company accounted for the cancellation of the award in accordance with the provisions of ASC 718-10-55. Thus, the Company recognized the original compensation cost related to that grant (which was determined to be less than the current fair value of such award) as a credit to the consolidated statement of comprehensive loss within the line item “General and administrative” during the year ended December 31, 2017.

D.	On August 1, 2017, the Company granted 3,000,000 stock options which are exercisable into 3,000,000 shares of common stock to two officers at an exercise price of $0.05 per share. 1,500,000 options become vested over a 2-year period from its grant date. The options shall vest 1/3 on the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The remaining 1,500,000 options become vested over a 3-year period from its grant date. The options shall vest 1/3 on the first anniversary and the remaining 2/3 vested on a quarterly basis (8.33% per quarter). The Company estimated the fair value of the stock options by using the Black-Scholes-Merton pricing model which took into account the following assumptions: expected dividend yield of 0%; risk-free interest rate of 1.8%-2.07%; expected volatility of 255% and expected term of 5-6.5 years. The fair value of the options at the grant date was $1,019.

During the year ended December 31, 2018 and 2017, the Company recognized stock-based compensation expense related to all employee awards amounting to $814 and $2,050 respectively.

E.	On February 12, 2018, the Company granted 150,000 stock options which are exercisable into 150,000 shares of common stock to Ms. Hannah Feuer, the then Company’s Chairman of the Audit Committee. The stock options shall become vested over a 3-year period from its grant date at an exercise price of $0.05. The fair value of the grant of approximately $64.

On August 20, 2018, the Company’s Chairman of the Audit Committee resigned from her position and all of the stock options have therefore been forfeited and no expense was recognized.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

F.	Stock-Based Compensation (Cont.)

2.	Grant to employees (Cont.)

F.	The following table presents a summary of the status of the grants of stock options to employees, officers and directors under the 2016 Plan as of December 31, 2018.

	Amount	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Options outstanding at December 31, 2016	35,100,000	$0.05	9.9	$4,405
Granted	3,000,000	$0.05
Exercise	(293,906)	$0.05
Forfeited	(10,456,094)	$0.05
Options outstanding at December 31, 2017	27,350,000	$0.05	9.0	$11,036
Granted	150,000	$0.05
Forfeited	(250,000)	$0.11
Options outstanding at December 31, 2018	27,250,000	$0.05	8.0	$1,453
Options exercisable at December 31, 2018	26,000,000	$0.05	8.0	$1,385

The aggregate intrinsic value represents the total intrinsic value (the difference between the quoted market price of the Company’s Common Stock on the last day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

The weighted-average fair value of all stock options granted during the years ended December 31, 2018 and 2017 was $0.42 and $0.34, respectively.

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	2018	2017

Risk-free interest rate	1.1%	1.8%
Dividend yield	-	-
Expected volatility	242.5%	255%
Expected term (in years)	5	5.5 - 6.5

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

F.	Stock-Based Compensation (Cont.)

2.	Grant to employees (Cont.)

As of December 31, 2018, there was $109 of total unrecognized compensation cost related to non-vested stock options granted under the 2016 Plan. This cost is expected to be recognized over a weighted-average period of 0.58 years.

The following table summarizes information about stock options outstanding at December 31, 2018:

Exercise price	Outstanding at December 31, 2018	Weighted average remaining contractual life (years)	Exercise price	Exercisable at December 31, 2018	Weighted average remaining contractual life (years)

$0.05	27,150,000	8.01	$0.05	25,900,000	8.0
$0.10-$0.30	100,000	2.8	$ $0.10-$0.30	100,000	2.8
	27,250,000			26,000,000

G.	Exercise of stock options and stock warrants into common stock

1.	During the year ended December 31, 2017, the Company received $225 in cash from exercise of 1,750,642 stock warrants into 1,750,642 shares of common stock at exercise prices ranging from $0.08 to $0.40.

2.	During the year ended December 31, 2017, the Company's former Chief Finance Officer exercised 312,500 stock options into 293,906 shares of common stock. In accordance with the original terms of the stock option agreement, the exercise was made on a cashless exercise basis based on the average market value of the common shares for the 10 days period preceding the exercise date.

3.	During the year ended December 31, 2017, the consultant mentioned in Note 5.F.1.D, exercised 400,000 stock warrants into 334,450 shares of common stock. In accordance with the original terms of the warrant agreement, the exercise was made on a cashless exercise basis through a net share settlement based on the average market value of the common shares for the 10-days period preceding the date of such exercise.

4.	During the year ended December 31, 2017, the consultant mentioned in Note 5.F.1.C, exercised 400,000 stock warrants into 262,363 shares of common stock. In accordance with the original terms of the warrant agreement, the exercise was made on a cashless exercise basis through a net share settlement based on the average market value of the common shares for the 10-days period preceding the exercise date.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

H.	Stock warrants

The following table presents a summary of the status of the grants of stock warrants as of December 31, 2018:

	Amount	Weighted average exercise price	Weighted average remaining contractual term (months)	Aggregate intrinsic value

Warrants outstanding at December 31, 2016	4,676,283	$0.26	30.0	$128
Granted	6,225,228	$0.64
Exercised	(2,347,455)	$0.18
Lapsed	(203,187)	$0.34
Warrants outstanding at December 31, 2017	8,350,869	$0.56	11.1	$673
Granted	15,000,000	$0.22	48.6
Exercised	-	$-
Lapsed	(3,640,477)	$0.81
Warrants outstanding at December 31, 2018	19,710,392	$0.25	38.8	$0
Warrants exercisable at December 31, 2018	19,710,392	$0.25	38.8	$0

The aggregate intrinsic value represents the total intrinsic value (the difference between the quoted market price of the Company’s Common Stock on the last day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on December 31, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

NOTE 6 -	GENERAL AND ADMINSTRATIVE EXPENSES

	US dollars
	Year ended December 31,
	2018	2017
Salaries and related expenses (*)	1,141	1,568
Professional fees (*)	1,435	2,205
Travel and expenses	92	58
Depreciation	7	8
Insurance	3	34
Other	181	240
	2,859	4,113

(*)	Including stock-based compensation expenses and amortization of services receivable amounted to $1,218 and $3,304 for the years ended December 31, 2018 and 2017, respectively.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7 -	INCOME TAXES

The Company and OWC are subject to taxation in the United States and Israel, respectively, as follows:

1.	Tax rates applicable to the Company:

The enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December 2017, reduced the federal income tax rates from an average of 35% to a 21% flat rate, beginning in 2018 tax year. As further discussed below, the reduction in corporate tax rates resulted in the remeasurement of the Company’s net deferred tax assets. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date.

The Tax Act also includes a provision designed to currently tax global intangible low-taxed income (“GILTI”), beginning in 2018 tax year. As OWC is currently in a loss position, there is no tax effect in the current year. The Company will record the U.S. income tax effect of future GILTI inclusions in the period in which they arise, if relevant.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for the enactment effect of the Tax Act. SAB 118 addressed the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provided or a measurement period of up to one year from the Tax Act enactment date for companies to complete their accounting under ASC 740. The Company had calculated a provisional estimate of deferred tax expense of $335 related to the remeasurement of its U.S. deferred tax assets in the future, which was fully and equally offset by a corresponding reduction in the valuation allowance. During the quarter ended December 31, 2018, the Company completed the accounting for the income tax effects of the Tax Act, which resulted in an immaterial change in the net deferred tax asset, before valuation allowance, as of the enactment date.

2.	Taxes rates applicable to OWC:

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), a reduction of the corporate tax rate in 2017 from 25% to 24%, and in 2018 and thereafter from 24% to 23%.

3.	Net operating losses carry forward:

Under the aforesaid Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of the taxable income of a specific year. Prior to the Tax Act, net operating losses could be carried forward for 20 years.

As of December 31, 2018, the Company has federal NOL carryforwards for United States tax purposes of approximately $1,851 ($1,012 out of which will expire in years 2034-2037 if not utilized, and the remaining amount of $839 which can be carried forward indefinitely).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7 -	INCOME TAXES (Cont.)

3.	Net operating losses carry forward (Cont.):

Utilization of the U.S. net operating losses may be subject to additional substantial annual limitation due to the “change in ownership” provisions provided by the Internal Revenue Code of 1986 (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c). The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2018, OWC has accumulated losses for tax purposes in the amount of approximately $3,876, which may be carried forward and offset against taxable income in the future for an indefinite period.

4.	As of December 31, 2018, the U.S. federal income tax returns of the Company remain open to examination by taxing authorities for tax years ending on or after December 31, 2014. The Israeli income tax returns of OWC remain open to examination by taxing authorities for tax years beginning in 2013 to present.

5.	The components of pretax loss are as follows:

	In US Dollars
	December 31
	2018	2017
United States	(8,750)	(3,629)
Israel	(1,508)	(932)
	(10,258)	(4,561)

4.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of net operating loss and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	In US Dollars
	December 31
	2018	2017
Deferred tax assets:
Net operating loss carryforward	1,280	826
General and Administrative	152	-
Research and development credits	150	367
Net deferred tax asset before valuation allowance	1,582	1,193
Valuation allowance	(1,582)	(1,193)
Net deferred tax assets	-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2018 and 2017.

6.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect to deferred taxes relating to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 8 -	SUBSEQUENT EVENTS

A.	Departure and Appointment of Certain Officer

On February 1, 2019, the Company appointed Ms. Sigal Russo as Chief Financial Officer of the Company and OWC. Sigal Russo replaced Yossi Dagan who resigned as Chief Financial Officer of the Company on February 1, 2019, effective immediately.

Ms. Russo is entitled annual salary of approximately $106 and Ms. Russo received a signing bonus of approximately $7. In addition, The Company's Board of Directors approved on February 4, 2019 an options grant to Ms. Russo, to purchase up to 1,500,000 shares of the Company's common stock, under the Company’s stock incentive plan. The stock options shall vest over a period of 3-years from the vesting start date, such that 500,000 stock options shall vest upon the 1-year anniversary of the start date and the remaining stock options shall vest in eight equal quarterly instalments thereafter.

B.	Grants to non-employees

On January 14, 2019, the Company’s Board of Directors approved a stock options grant of 1,500,000 shares for its Chief Scientific Officer, to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.05, under the Company’s 2016 Plan. 33% of the stock options vested on February 18, 2019 and the remaining 1,000,000 stock options will vest over a 2-years period commencing on the first quarter after the first vesting event, in equal quarterly installments of 125,000 stock options per quarter.

In addition, on January 14, 2019, the Company’s Board of Directors also approved stock options grants for certain employees, to purchase 500,000 shares of the Company's common stock at an exercise price of $0.22, under the Company’s 2016 Plan. The stock options shall vest over a 3-years period from the vesting start date, such that approximately 166,656 stock options shall vest upon the 1-year anniversary of the start date and the remaining stock options shall vest in 8 equal quarterly instalments thereafter.

C.	Dividend distribution

As discussed in Note 5B1, on January 3, 2019, the Company issued 832,368 shares of common stock to the Purchaser of the Preferred Stock as payment of a dividend in total amount of $65.

D.	Issuance of Unregistered Securities

As discussed in Note 5B1, commencing January 1, 2019 through the date of these consolidated financial statements, the Purchaser converted an aggregate of 50 shares of Preferred Stock into an aggregate of 24,871,345 shares of Common Stock.

E.	Reverse stock split

On February 4, 2019, a special meeting of stockholders of the Company authorized the Company's Board of Directors to effect a reverse stock split of the Company's outstanding Common Stock, $0.00001 par value per share, at any ratio up to 1-for-500 (the “Reverse Split”), at such time as the Company's Board of Directors shall determine, in its sole discretion, during the Company’s 2019 fiscal year ending December 31, 2019. As of the date of these consolidated financial statements, no decision has been taken by the Company's Board of Directors with respect to the Reverse Split.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 8 -	SUBSEQUENT EVENTS (Cont.)

F.	Amendment of 2016 Stock Option Plan

On February 5, 2019, the Company's Board of Directors amended the Company's 2016 Plan. In addition, on March 13, 2019, the Company registered the 36 million shares of Common Stock reserved for issuance pursuant to the 2016 Plans through filing of Form S-8.

G.	Execution of an agreement to perform a Safety and Pharmacokinetics (PK) study of OWC’s soluble tablet versus Sativex®

In January 2019, the Company entered into a Clinical Trial agreement with the Sourasky Medical Center Fund in Tel Aviv for performing a Single-Dose, Randomized, Crossover Trial to compare the Safety, Tolerability and Pharmacokinetics of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) with Buccal Sativex®, in Healthy Adult Volunteers. This Clinical Trial Agreement (the “Agreement”) is between OWC, and the Medical, Infrastructure and Health Services Fund of the Tel Aviv Medical Center, Israel, and Prof. Jacob Ablin M.D. as the Principal Investigator.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2018 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in the Company’s internal control over financing reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment and those criteria, we have concluded that our internal controls over financial reporting were ineffective because of the identification of material weaknesses (i.e. lack of sufficient internal accounting personnel, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls) in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the year ended December 31, 2018. [Management has identified corrective actions for the weaknesses and intends to implement procedures to address before mentioned material weaknesses during the fiscal year 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, or will be filed by an amendment to this Annual Report on Form 10-K.

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

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit	Description
3.1*	Articles of Incorporation, as amended.
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on November 21, 2012).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12G/A on April 10, 2014).
10.2.1	Convertible Note, as amended, between the Company and Shefer Trust (incorporated by reference to Exhibit10.2(a) to the Company’s Form 10-12G filed on February 28, 2013).
10.2.2	Convertible Note, as amended, between the Company and Mediouni, (incorporated by reference to Exhibit 10.2(b)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.3	Convertible Note, as amended, between the Company and Shonfeld (incorporated by reference to Exhibit 10.2(c)(a) to the Company’s Form 10 filed on May 13, 2013).
10.2.4	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(d)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.5	Convertible Note, as amended, between the Company and Oofliam LLC (incorporated by reference to Exhibit 10.2(e)(a) to the Company’s Form 10 filed on May 13, 2013)
10.2.6	Convertible Note, as amended, between the Company and Mediouni (incorporated by reference to Exhibit 10.2(f)(a)2 to the Company’s Form 10 filed on May 13, 2013)
10.2.7	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(g)(a)2 to the Company’s Form 10 filed on May 13, 2013)
10.3	Agreement between the Company and Nickelshpur and CV (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G filed on February 28, 2013).
10.4	Agreement between the Company and Sensoil Ltd, dated April 17, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on April 10, 2014).
10.5	Services Agreement between the Company and Mr. Bignitz, dated October 2, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on April 23, 2015).
10.6	Services Agreement between the Company and Mr. De-Saban, dated October 2, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 as filed on April 23, 2015).
10.7	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s S-1/A filed on June 9, 2015).
10.8	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014, (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A filed on August 13, 2015).
10.9	Loan Agreement between the Company and Medmar LLC, dated September 28, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on September 30, 2016).
10.10	Termination Agreement and Mutual General Release between the Company and GUMI Tel Aviv Ltd dated February 3, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s S-1 filed on June 16, 2016).
10.11	Services Agreement between the Company and Shmuel De-Saban dated January 31, 2016, (incorporated by reference to Exhibit 10.14 to the Company’s S-1 filed on June 16, 2016).
10.12	Securities Purchase Agreement between the Company and Vis Vires Group, Inc. dated February 2, 2016, (incorporated by reference to Exhibit 10.15 to the Company’s S-1 filed on June 16, 2016).
10.13	Convertible Promissory Note issuable to Vis Vires Group, Inc. dated February 2, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s S-1 filed on June 16, 2016).
10.14	Unit Subscription Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on November 4, 2016).
10.15	Memorandum of Understanding between the Company and Michepro Holding Ltd. dated November 3, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on November 4, 2016).

10.16	License Agreement between the Company and Emilia Cosmetics Ltd dated November 27, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on November 28, 2016).
10.17	Research Agreement between One World Cannabis Ltd and Medical Research Infrastructure Development and Health Services Fund by Chaim Sheba Medical Center dated December 29, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on January 12, 2017).
10.18+

Executive Employment Agreement by and between the Company and Alon Sinai, dated February 1, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on April 16, 2018).

10.19+	Letter of Resignation of Mr. Shmuel De-Saban dated June 12, 2017 (incorporated by reference to Exhibit 17.5 to the Company’s Current Report on Form 8-K filed on June 15, 2017).
10.20+	Executive Employment Agreement by and between the Company and Yossi Dagan, dated June 4, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on April 16, 2018).
10.21+	Executive Employment Agreement by and between the Company and Dr. Oron Yacoby Zeevi, dated February 18, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s 10-K filed on April 16, 2018)
10.22+	Executive Consulting Agreement by and between the Company and Dr. Stanley Hirsch, dated July 24, 2017 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 16, 2018).
10.23	Letter of Resignation of Jeffrey Friedland dated March 5, 2018 (incorporated by reference to Exhibit 17.5 to the Company’s Current Report on Form 8-K filed on March 8, 2018).
10.24	Registration Rights Agreement dated April 30, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.25	Form of Securities Purchase Agreement dated April 30, 2018, by and between the Company and a non-US based institutional purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2018)
10.26	Letter of Resignation from Ms. Hannah Feuer to the Board of Directors of OWC Pharmaceutical Research Corp., dated August 17, 2018 (incorporated by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed on August 21, 2018).
10.27	Audit Committee Charter (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on April 16, 2018).
10.28+	Amended and Restated 2016 Employees Share Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on March 13, 2019).
10.29+	Employee’s Option Grant Form (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on April 16, 2018).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 16, 2018).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Indicates a management contract or compensatory plan or arrangement

Item 16. 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWC PHARMACEUTICAL RESEARCH CORP.

Date: April 1, 2019	By:	/s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ Mordechi Bignitz	Chief Executive Officer and Director	April 1, 2019
Mordechi Bignitz	(Principal Executive Officer)

/s/ Sigal Russo	Chief Financial Officer	April 1, 2019
Sigal Russo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stanley Hirsch	Chairman of the Board
Stanley Hirsch		April 1, 2019