Form 10-K/A
period 2018-12-31
OWC Pharmaceutical Research Corp.
filed 2019-04-30
CIK 1431934

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of April 1, 2019 there were 176,564,957 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends OWC Pharmaceutical Research Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on April 1, 2019, or the Original Filing. The purpose of this Amendment is to include remaining information required by Part III of the Annual Report on Form 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original Filing to update the exhibit list.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission, or the SEC, subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “OWC,” “we,” “us,” and “our” refer to OWC Pharmaceutical Research Corp., a Delaware corporation, and its consolidated subsidiary, One World Cannabis Ltd., a company organized under the laws of Israel.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “ongoing,” “objective,” “plan,” “potential,” “project,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include , among other things, statements about our ability to continue as a going concern; our ability to generate revenue or achieve profitability, our ability to obtain additional financing on acceptable terms or at all, our ability obtain insurance coverage, our dependence on the success of cannabinoid technology, legal and regulatory developments in the United States and foreign countries, the success and timing of our preclinical and clinical trials, our ability to secure Israeli licenses to use cannabis for medical research, the rate and degree of market acceptance of cannabis-based medical products, our dependence on third parties, our ability to protect and defend against litigation and our ability to attract and retain key personnel. You should refer to the “Risk Factors” section in the Original Filing and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

3

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below contains information regarding our current directors and executive officers as of April 30, 2019:

Name	Age	Position
Non-Employee Directors
Dr. Stanley Hirsch	62	Chairman of the Board and Director

Executive Officers
Mordechai Bignitz	68	Chief Executive Officer and Director
Sigal Russo	41	Chief Financial Officer
Dr. Yehuda Baruch	62	Chief Medical and Regulatory Affairs Officer of One World Cannabis Ltd.
Alon Sinai	52	Chief Operating Officer of One World Cannabis Ltd.
Dr. Oron Yacoby Zeevi	58	Chief Scientific Officer of One World Cannabis Ltd.

Non-Employee Director

Dr. Stanley Hirsch, Chairman of the Board and Director: Dr. Hirsch was appointed as Chairman of the Board on July 24, 2017. He has extensive executive and board level experience for more than the past 25 years in private and publicly listed companies in biopharmaceutical and agricultural biotech industries, among others, including direct experience in raising capital and leading M&A activity together with multi-cultural management skills, having managed companies in Israel, Brazil, UK, China and the United States. From May 2016 to the present, Dr. Hirsch has served as Chairman of the Board of Directors of Foamix Pharmaceuticals Ltd. (NASDAQ: FOMX), an Israeli-based clinical-stage specialty pharmaceutical company in late-stage clinical development and commercializing two proprietary products for the treatment of acne, rosacea and other skin conditions. Foamix collaborates with leading global pharmaceutical companies in the creation and commercialization of its advanced skin treatment products. From August 2007 to the present, Dr. Hirsch has served as Group CEO of FuturaGene Limited and its predecessor company, FuturaGene Plc, which was listed on the AIM-London Stock Exchange, prior to acquisition by Suzano Pulp and Paper of Brazil (SUZB, BOVESPA, Sao Paulo) in July 2010. FuturaGene Limited is a world leader in the development of environmentally friendly solutions that improve and protect crop yields, engaged in the development and delivery of sustainable genetic solutions for global forestry, biopower, biofuels, and agricultural markets. Dr. Hirsch’s educational experience includes a D.Phil in Cell Biology and Immunology from Oxford University, UK, in 1982, a B.Sc. degree with honors in Medical Biochemistry from the University of Capetown, South Africa in 1979, among other academic honors and awards from Oxford University and University of Capetown. Dr. Hirsch was selected to serve as our Chairman of the Board and a Director because he has extensive leadership experience with other major corporations.

Executive Officers

Mordechai Bignitz, Chief Executive Officer and Director: Mr. Bignitz was appointed Chief Executive Officer in July 2014 and to the Board of Directors and Chairman in September 2014. He resigned as Chairman with the appointment of Dr. Stanley Hirsch as Chairman on July 24, 2017. He has over 30 years of experience in investment banking specializing in all aspects of the planning, negotiation and execution of both domestic and international transactions. He also has extensive experience in investment management, financial systems, accounting and taxation. From 2006 to 2015 and from 2017 Mr. Bignitz served as the chairman of the investment committee of Migdal Capital Trust Ltd. From 2009 to 2011 Mr. Bignitz served as the chief executive officer of Gefen Energies Ltd., a private Israeli Company. During the past five years, he has served as a director of the following public companies: Arad Investment & Industrial Development Ltd since February 2014, traded on the Tel-Aviv Stock Exchange (“TASE”); Globe Exploration Limited Partnership since July 2013, traded on the TASE; Ellomay Capital Limited since 2011, engaged in investments in energy and infrastructures and traded on the NASDAQ and TASE; Israel Financial Levers Ltd, since 2007 to 2016, engaged in the real estate business and traded on the TASE; and Ablon Group Ltd from 2010 to 2013, engaged in the real estate business and traded on the London Stock Exchange. Mr. Bignitz holds a B.A. degree in Economics and Accounting from the Tel Aviv University, Israel in 1982 and received his degree as a Certified Public Accountant in Israel in 1984. The Company believes that Mr. Bignitz’s many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had greater resources and operating history than the Company, renders him qualified to serve on the Board of Directors.

Sigal Russo, Chief Financial Officer: Ms. Russo is a Certified Public Accountant licensed in Israel. Most recently, from September 2008 to June 2018, Ms. Russo served as Senior Director of Finance of Rosetta Genomics Ltd. (NASDAQ: ROSG), a molecular diagnostics company, where she was responsible for all aspects of Rosetta Genomics’ finances, and reported to the chief financial officer. Ms. Russo served in various roles at Rosetta Genomics since 2008. Prior to her tenure at Rosetta Genomics, Ms. Russo was an audit manager at Ernst & Young in Israel, specializing in audits of companies from various fields, both publicly traded and privately owned American and Israeli entities, from 2004 to 2008. Ms. Russo holds a BA in Economics and Accounting, from the Ruppin Academic College.

Dr. Oron Yacoby Zeevi, Chief Scientific Officer of One World Cannabis Ltd.: Dr. Yacoby Zeevi has served as our Chief Scientific Officer since February 2018 and has more than 20 years of extensive scientific experience with both private and publicly listed companies in the biopharmaceutical industry. In 2008, Dr. Yacoby Zeevi joined Neuroderm Ltd (Nasdaq: NDRM), a clinical-stage pharmaceutical company developing next-generation treatments for central nervous system (CNS) disorders as the Vice President of Research and Development. From October 2016 until her recent departure in January 2018, she served as Chief Scientific Officer of Neuroderm, which was sold to Mitsubishi Tanabe Pharma for US $1.1 billion in July 2017. Dr. Yacoby Zeevi, is the inventor of over 50 issued patents and patents pending. Her expertise lies in industry-oriented innovation and scientific research, accelerating and orchestrating the evolution of new ideas through R&D PoC, IP, CMC, early efficacy and safety trials, regulatory affairs and market landscape mapping in fields of unmet medical needs, towards development of commercially viable pharmaceutical or agricultural products. Dr. Yacobi Zeevi earned her Ph.D. in micro biology and immunology from the Ben Gurion University of Be’er Sheva, Israel and also holds a degree of Doctor in Veterinary Medicine from the Hebrew University of Jerusalem.

Alon Sinai, Chief Operating Officer of One World Cannabis Ltd.: Mr. Sinai has served with our subsidiary since July 1, 2014 and has served as our Chief Operating Officer since then. He serves as our liaison with the major Israeli medical institutions in negotiating our collaboration agreements. He is a retired Lieutenant-Colonel who served in the Medical Corps of IDF from 1987 to 2013. Mr. Sinai successfully completed the NATO School Oberammergau Program, NATO’s individual training and education facility at the operational level. Mr. Sinai recently served as Head of the Doctrine, Instruction and Training Department of the IDF, where he was responsible for commanding and developing emergency medical facilities, writing professional doctrine and literature for the IDF Medical Corps and working with foreign militaries. Mr. Sinai is currently pursuing his Ph.D. in Health Systems Management at Ben-Gurion University of the Negev, where he previously earned an MA in Health Systems Management and a B.EMS in Emergency Medicine.

Dr. Yehuda Baruch, Chief Medical Officer and Regulatory Affairs Officer of One World Cannabis Ltd.: Dr. Baruch has been employed with our subsidiary since January 2015 and has served as our Chief Medical Officer and Regulatory Affairs Officer since then. Dr. Baruch served as Head of the Israeli Ministry of Health’s Medical Marijuana Program from 2001 through 2012, directing its efforts on regulation, chaired the indication committee, secured Helsinki Approvals for medical research, and managed regulation of patient licensing and dosage. Dr. Baruch has extensive experience in researching medical cannabis, most notably for its effect on PTSD. From 2004 until December 2014, Dr. Baruch also served as CEO of Abarbanel Mental Health Center in Bat Yam, Israel, prior to which, he was the director of Israel’s Ministry of Health medical management division, and director general of Be’er Yakov Mental Health Center. He has taught at Ben-Gurion University of the Negev and Tel Aviv University’s Sackler School of Medicine. As Colonel in the Israeli Defense Force’s Medical Corps, Dr. Baruch was the director of the Israeli field hospital in India following the 2001 earthquake and was the director of the joint USA-Israel Mental Health Team operation in Sri Lanka following the 2004 tsunami. Dr. Baruch was the director of the Health Administration Division in the Israel Ministry of Health for five years from 1999 to 2004 and for the past 10 years has been the director of Abarbanel Mental Health Center and lecturer at Ben Gurion and Bar Ilan Universities. Dr. Yehuda Baruch has a MD and MHA both from Tel Aviv University.

Committees of our Board of Directors

Audit Committee and Financial Expert

The audit committee of our Board of Directors was established by our Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. Our audit committee is currently composed of Mr. Stanley Hirsch, who serves as chairman. None of the members of our audit committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our Board of Directors has also determined that Mr. Mordechai Bignitz qualifies as an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the audit committee’s written charter is publicly available on our website at www.owcpharma.com.

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

Our Board of Director’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, effective October 31, 2017, we established an audit committee, which consists of Messrs. Bignitz and Hirsch.

Director Independence

Mr. Hirsch is an independent director and Mr. Bignitz is not “independent” as such term is defined by the applicable listing standards of The Nasdaq Stock Market LLC.

Code of Ethics

On April 15, 2019 we adopted a code of ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that one report, covering one transaction, was not filed by Ms. Hannah Feuer, a former director, and a Form 3 has was not filed by Dr. Oron Yacoby Zeevi.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2018 and 2017 to our principal executive officer for the year ended December 31, 2018, and our two other most highly compensated executive officers for the year ended December 31, 2018 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards	Option Awards(1)	All Other Compensation		Total
Mordechai Bignitz, CEO and Director	2018	$117,000	-	$-	$1,000	(2)	$118,000
	2017	$63,000	-	$-	-		$63,000

Yossi Dagan, Former Chief Financial Officer	2018	$104,000	-	$-	$34,000	(3)	$138,000
	2017	$48,000	-	$510,000	$3,000	(4)	$561,000

Dr. Yehuda Baruch, Chief Medical Officer	2018	$91,000	-	$-	$21,000	(5)	$112,000
and Regulatory Affairs Officer	2017	$68,000	-	$-	$16,000	(6)	$84,000

Alon Sinai, Chief Operating Officer	2018	$89,000	-	$-	$5,000	(7)	$93,000
	2017	$63,000	-	$-	-		$63,000

(1)	Amounts shown in this column consist of the aggregate grant date fair value of stock awards or options to purchase common stock that were granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718, “Stock Compensation”. Our methodology, including our underlying estimates and assumptions used in calculating these values, is set forth in “Notes 2L and 5F (2)” to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018.
(2)	All Other Compensation reported for Mr. Bignitz for 2018 represents a pension benefit expense of $1,000, paid by the company.
(3)	All Other Compensation reported for Mr. Dagan for 2018 represents an advanced education fund of $7,000, pension benefit expense of $13,000 and bonus of $14,000, paid by the company.
(4)	All Other Compensation reported for Mr. Dagan for 2017 represents an advanced education fund of $1,000, pension benefit expense of $2,000, paid by the company.
(5)	All Other Compensation reported for Mr. Baruch for 2018 represents a pension benefit expense of $11,000 and a car lease expense of $10,000, paid by the company.
(6)	All Other Compensation reported for Mr. Baruch for 2017 a pension benefit expense of $8,000 and a car lease expense of $8,000, paid by the company.
(7)	All Other Compensation reported for Mr. Sinai for 2018 represents a pension benefit expense of $5,000, paid by the company.

Narrative Disclosure to Summary Compensation Table

Mordechai Bignitz

On July 15, 2014, we entered into a service agreement with Mr. Bignitz pursuant to which Mr. Bignitz agreed to serve as our Chief Executive Officer. In 2016, Mr. Bignitz’ compensation was approximately $3,000 per month. On June 1, 2017 Mr. Bignitz’s compensation was increased to approximately $7,000 per month. Mr. Bignitz’s compensation was increased to approximately $11,000 on May 21, 2018. On August 1, 2018, our board of directors approved changes to Mr. Bignitz’s compensation arrangement, in which his salary was decreased to approximately $11,000 per month, and he became entitled to certain pension benefits under Israeli law that amounted to approximately $1,000 in 2018. In addition, On December 15, 2016, the Company granted Mr. Bignitz options to purchase 10,000,000 shares of our common stock at an exercise price of $0.05 per share. The options vested 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years. Mr. Bignitz is entitled to a 60-day early notice period upon termination of his employment agreement.

Dr. Yehuda Baruch

Dr. Baruch was appointed Chief Science Officer on November 2, 2016 and effective February 18, 2018 was appointed as Chief Medical and Regulatory Affairs Officer. Prior to his appointment, Dr. Baruch served as Director of Research and Regulatory Affairs since July 15, 2014. In 2016, Dr. Baruch’s compensation was initially determined to be approximately $3,000 per month. On June 1, 2017, Dr. Baruch’s compensation was increased to approximately $7,000 per month. Dr. Baruch is entitled to certain pension benefits under Israeli law that amounted to approximately $11,000 in 2018. In addition, we paid costs of $10,000 in 2018, for Dr. Baruch’s use of an automobile. On December 15, 2016, the Company granted Dr. Baruch options to purchase 7,000,000 shares of our common stock at an exercise price of $0.05 per share. The options vested 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years. Dr. Baruch is entitled to a 60-day early notice period upon termination of his employment agreement.

Alon Sinai

Mr. Sinai was appointed Chief Operating Officer on July 1, 2014. In 2016, Mr. Sinai’s compensation was determined to be approximately $3,000 per month. On June 1, 2017 Mr. Sinai’s compensation was increased to approximately $7,000 per month. On February 1, 2018 Mr. Sinai signed an employment agreement with the company, with a salary of approximately $7,000 per month. Mr. Sinai is entitled to certain pension benefits under Israeli law that amounted to approximately $5,000 in 2018. In addition, On December 15, 2016, the Company granted Mr. Sinai options to purchase 7,000,000 shares of our common stock at an exercise price of $0.05 per share. The options vested 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years. Mr. Sinai is entitled to a 30-day period upon termination of his agreement.

Yossi Dagan

On June 24, 2017 we entered into an employment agreement with Yossi Dagan to serve as our Chief Financial Officer. Mr. Dagan was entitled to a monthly gross base salary of approximately $7,000 and social benefits including (i) certain pension benefits under Israeli law that amounted to approximately $14,000 in 2018 and $2,000 in 2017, (ii) advanced study fund that amounted to $7,000 in 2018 and $1,000 in 2017. In addition, Mr. Dagan was entitled to expense reimbursement of approximately $100 per month and cellular phone expense reimbursement. On April 1, 2018, Mr. Dagan’s scope of employment was decreased from full time shift to 60%. On July 1, 2018, Mr. Dagan’s compensation was increased to approximately $8,000 per month. On May 25, 2018 Mr. Dagan received a one- time bonus in the amount of $13,000. Mr. Dagan has been granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.05 per share. The options vested 1/3 on the first anniversary and the remaining 2/3 on a quarterly basis. Upon continuance of Mr. Dagan’s employment, all options should become fully vested by the second anniversary of the commencement date. Mr. Dagan is entitled to a 90-day early notice period upon termination of the employment agreement. On February 1, 2019, Mr. Dagan resigned from his role as our Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding grants of stock options as of December 31, 2018 to each of the executive officers named in the Summary Compensation Table. There were no grants of unvested stock awards outstanding as of December 31, 2018. Exercise prices shown are rounded to the nearest whole cent.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mordechai Bignitz(1)	10,000,000	-	0.05	December 14, 2026
Yehuda Baruch(2)	7,000,000	-	0.05	December 14, 2026
Alon Sinai(3)	7,000,000	-	0.05	December 14, 2026

Yossi Dagan(4)	625,000	875,000	0.05	May 1, 2019

(1)	Mr. Bignitz was awarded an option to purchase 10,000,000 shares of common stock on December 15, 2016. The options vested 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years, provided that at the relevant vesting dates the executive continues his service to the Company.
(2)	Dr. Baruch was awarded an option to purchase 7,000,000 shares of common stock on December 15, 2016. The options vested 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years, provided that at the relevant vesting dates the executive continues his service to the Company.
(3)	Mr. Sinai was awarded an option to purchase 7,000,000 shares of common stock on December 15, 2016. The options vested 1/3 on the grant date, and 2/3 on a quarterly basis from the grant date for a period of two years, provided that at the relevant vesting dates the executive continues his service to the Company.
(4)

Mr. Dagan was awarded an option to purchase 1,500,000 shares of common stock on August 1, 2017. The options vested 1/3 on the first anniversary, and 2/3 on a quarterly basis from the grant date for a period of two years, provided that at the relevant vesting dates the executive continues his service to the Company. On February 1, 2019, Mr. Dagan resigned from his role as our Chief Financial Officer.

Option Exercises and Stock Vested in 2018

There were not any exercises of options to purchase our common stock or vesting of stock awards held by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2018.

Potential Payments upon Termination or resignation of employment or Change in Control

Mordechai Bignitz

Upon Termination or resignation of employment, Mr. Bignitz will be entitled to get paid for his accrued vacation days, in an amount of $1,000. Mr. Bignitz is not entitled to any compensation upon a change in control of the Company.

Dr. Yehuda Baruch

Upon Termination or resignation of employment, Dr. Baruch will be entitled to get paid for his accrued vacation days, in an amount of $21,000. Dr. Baruch is not entitled to any compensation upon a change in control of the Company.

Alon Sinai

Upon Termination or resignation of employment, Mr. Sinai will be entitled to get paid for his accrued vacation days, in an amount of $7,000. Mr. Sinai is not entitled to any compensation upon a change in control of the Company.

Yossi Dagan

Upon his resignation, Mr. Dagan, was paid $12,000 for his accrued vacation days.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2018 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total
Dr. Stanley Hirsch (2)	$83,000	-	$-	-	$83,000

Ms. Hannah Feuer (3)	$8,000	-	$63,000	-	$8,000

(1)	These amounts represent the aggregate grant date fair value of options granted to each director in 2018 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 2L and 5f (2) to our Financial Statements, included in our Annual Report on Form 10-K for the year ended 2018.

(2)	On July 24, 2017, we entered into a consulting agreement with Dr. Stanley Hirsch, our Chairman of the Board. Pursuant to his consulting agreement, Mr. Hirsch is entitled to a monthly payment of approximately $7,000. In addition, on July 24, 2017, Mr. Hirsch was granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.05 per share, which options vested 1/3 on the grant date, 1/3 on the first anniversary and the remaining 2/3 on a quarterly basis (8.33% per quarter). Dr. Hirsch is entitled to an early notice of 60 days upon termination of the consulting agreement.

(3)

On October 31, 2017, Ms. Hannah Feuer was appointed to serve as our audit committee Chairperson. Ms. Feuer was entitled to a compensation of $950 for attendance at meetings of our Board of Directors; (ii) $560 for telephonic participation at meetings of our Board of Directors; (iii) $470 for execution of resolutions of our Board of Directors. In addition, on February 12, 2018, Ms. Feuer was granted options to purchase 150,000 shares of our common stock at an exercise price of $0.05 per share. The options vested 1/3 on the first anniversary and the remaining 2/3 on a quarterly basis. On August 20, 2018, Ms. Feuer resigned from her position and all the stock options have therefore been forfeited and no expense was recognized.

Equity Compensation Plan Information

As of December 31, 2018, we had one equity compensation plan in place under which shares of our common stock were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	27,250,000	$0.05	8,456,094
Equity compensation plans not approved by security holders	-	-	-
Total	27,250,000	$0.05	8,456,094

(1)	Consists of the 2016 Amended and Restated Employees Share Option Plan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of the common stock as of April 15, 2019, of (1) each person or entity known to us who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) all of our current directors and officers as a group. Applicable percentages are based on 187,020,957 shares outstanding on April 15, 2019, adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined under SEC rules and includes sole or shared power to vote or dispose of shares of our common stock. The number and percentage of shares beneficially owned by a person or entity also include shares of common stock subject to stock options that are currently exercisable or become exercisable within 60 days of April 15, 2019. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity. Except as indicated in footnotes to the table below or, where applicable, to the extent authority is shared by spouses under community property laws, the beneficial owners named in the table have, to our knowledge, sole voting and dispositive power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders Unless otherwise indicated below, the address for each beneficial owner listed is c/o OWC Pharmaceutical Research Corp., at 2 Ben Gurion Street, P.O. Box 73, Ramat Gan, 5257334, Israel.

	Shares Beneficially Owned
	Number	Percent
Name and Address of Beneficial Owner**
Directors and Named Executive Officers:
Mordechai Bignitz(2)	10,000,000	5.1%
Dr. Stanley Hirsch(3)	1,250,000	*
Alon Sinai(4)	7,000,000	3.6%
Dr. Yehuda Baruch(5)	9,120,000	4.7%
Yossi Dagan(6)	750,000	*
All directors and current executive officers as a group (7 persons)(7)	28,620,000	13.48%

* Less than one percent

(1) Includes shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of April 15, 2019.

(2) Consists of 10,000,000 shares of our common stock issuable upon the exercise of options to purchase our common stock within 60 days of April 15, 2019.

(3) Consists of 1,250,000 shares of our common stock issuable upon the exercise of options to purchase our common stock within 60 days of April 15, 2019.

(4) Consists of 7,000,000 shares of our common stock issuable upon the exercise of options to purchase our common stock within 60 days of April 15, 2019.

(5) Includes 2,120,000 shares of our common stock, 7,000,000 shares of our common stock issuable upon the exercise of options to purchase our common stock within 60 days of April 15, 2019.

(6) Consist of 750,000 shares of our common stock issuable upon the exercise of options to purchase our common stock within 60 days of April 15, 2019.

(7) See footnotes (2) to (5).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Other than the compensation paid to our executive officers or as disclosed below, since January 1, 2017, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer of the Company or executive officer of our subsidiary, or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Current Independent Registered Public Accounting Firm Fees

The following table presents fees for professional audit services rendered by Fahn Kanne & Co Grant Thornton Israel for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017 and fees billed for other services rendered by Fahn Kanne during those periods.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees (1)	$55,000	$16,649
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	58,320	-
Total	$113,320	$16,649

(1) Audit fees consist of fees for professional services rendered for the audit of our financial statements, review of interim financial statements and assistance with our periodic reports on Form 10-K and 10-Q filed with the SEC.

(2) Audit related fees consisted principally of fees related to the annual audit and the quarterly reviews, but outside the scope of the audit committee approved audit and agreed upon procedures.

(3) Tax fees consist principally of assistance with matters related to tax compliance and reporting, tax advice, and tax planning.

(4) All other fees consisted principally of costs related to SEC investigation.

As of December 31, 2018, we did not have a formal, documented pre-approval policy for the fees of the principal accountant. Following the establishment of our audit committee on October 31, 2017, our audit committee reviews and approves all fees to our principal accountant.

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

Item 15(a)(3). The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

Exhibit	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K on April 1, 2019).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on November 21, 2012).
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-12G/A on April 10, 2014).
10.2.1	Convertible Note, as amended, between the Company and Shefer Trust (incorporated by reference to Exhibit10.2(a) to the Company’s Form 10-12G filed on February 28, 2013).
10.2.2	Convertible Note, as amended, between the Company and Mediouni, (incorporated by reference to Exhibit 10.2(b)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.3	Convertible Note, as amended, between the Company and Shonfeld (incorporated by reference to Exhibit 10.2(c)(a) to the Company’s Form 10 filed on May 13, 2013).
10.2.4	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(d)(a)1 to the Company’s Form 10 filed on May 13, 2013).
10.2.5	Convertible Note, as amended, between the Company and Oofliam LLC (incorporated by reference to Exhibit 10.2(e)(a) to the Company’s Form 10 filed on May 13, 2013).
10.2.6	Convertible Note, as amended, between the Company and Mediouni (incorporated by reference to Exhibit 10.2(f)(a)2 to the Company’s Form 10 filed on May 13, 2013)
10.2.7	Convertible Note, as amended, between the Company and Silverman (incorporated by reference to Exhibit 10.2(g)(a)2 to the Company’s Form 10 filed on May 13, 2013).
10.3	Agreement between the Company and Nickelshpur and CV (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G filed on February 28, 2013).
10.4	Agreement between the Company and Sensoil Ltd, dated April 17, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on April 10, 2014).
10.5	Services Agreement between the Company and Mr. Bignitz, dated October 2, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on April 23, 2015).
10.6	Services Agreement between the Company and Mr. De-Saban, dated October 2, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 as filed on April 23, 2015).
10.7	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s S-1/A filed on June 9, 2015).
10.8	Service Agreement between the Company and Sheba Academic Medical Center, dated October 22, 2014, (incorporated by reference to Exhibit 10.8 to the Company’s S-1/A filed on August 13, 2015).
10.9	Loan Agreement between the Company and Medmar LLC, dated September 28, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on September 30, 2016).
10.10	Termination Agreement and Mutual General Release between the Company and GUMI Tel Aviv Ltd dated February 3, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s S-1 filed on June 16, 2016).
10.11	Services Agreement between the Company and Shmuel De-Saban dated January 31, 2016, (incorporated by reference to Exhibit 10.14 to the Company’s S-1 filed on June 16, 2016).
10.12	Securities Purchase Agreement between the Company and Vis Vires Group, Inc. dated February 2, 2016, (incorporated by reference to Exhibit 10.15 to the Company’s S-1 filed on June 16, 2016).

10.13	Convertible Promissory Note issuable to Vis Vires Group, Inc. dated February 2, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s S-1 filed on June 16, 2016).
10.14	Unit Subscription Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on November 4, 2016).
10.15	Memorandum of Understanding between the Company and Michepro Holding Ltd. dated November 3, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on November 4, 2016).
10.16	License Agreement between the Company and Emilia Cosmetics Ltd dated November 27, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on November 28, 2016).
10.17	Research Agreement between One World Cannabis Ltd and Medical Research Infrastructure Development and Health Services Fund by Chaim Sheba Medical Center dated December 29, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on January 12, 2017).
10.18+	Executive Employment Agreement by and between the Company and Alon Sinai, dated February 1, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K on April 16, 2018).
10.19+	Letter of Resignation of Mr. Shmuel De-Saban dated June 12, 2017 (incorporated by reference to Exhibit 17.5 to the Company’s Current Report on Form 8-K filed on June 15, 2017).
10.20+	Executive Employment Agreement by and between the Company and Yossi Dagan, dated June 4, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K on April 16, 2018).
10.21+	Executive Employment Agreement by and between the Company and Dr. Oron Yacoby Zeevi, dated February 18, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K on April 16, 2018).
10.22+	Executive Consulting Agreement by and between the Company and Dr. Stanley Hirsch, dated July 24, 2017 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K on April 16, 2018).
10.23+	2016 Employees Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K on April 16, 2018).
10.24+	Employee’s Option Grant Form (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K on April 16, 2018).
10.25+*	Amendment to executive employment agreement by and between the Company and Alon Sinai, dated February 2, 2018
10.26+*	Amendment to executive employment agreement by and between the Company and Yossi Dagan, dated April 10, 2018
10.27+*	Amendment to executive employment agreement by and between the Company and Yossi Dagan, dated July 1, 2018
10.28+*	Amendment to service agreement between Mr. Bignitz and the Company, dated May 21, 2018
10.29+*	Service agreement by and between the Company and Dr. Oron Yacoby Zeevi, dated October 1, 2018
14.1*	Code of Business Conduct and Ethics, dated April 15, 2019.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K on April 16, 2018).
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Form 10-K on April 1, 2019).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Form 10-K on April 1, 2019).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Form 10-K on April 1, 2019).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Form 10-K on April 1, 2019).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Form 10-K on April 1, 2019).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Form 10-K on April 1, 2019).

* Filed herewith.

** Previously furnished.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWC PHARMACEUTICAL RESEARCH CORP

Date: April 30, 2019	By:	/s/ Mordechi Bignitz
Mordechi Bignitz
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ Mordechi Bignitz	Chief Executive Officer and Director	April 30, 2019
Mordechi Bignitz	(Principal Executive Officer)

/s/ Sigal Russo	Chief Financial Officer	April 30, 2019
Sigal Russo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stanley Hirsch
Stanley Hirsch	Chairman of the Board	April 30, 2019

