Form 10-Q
period 2019-06-30
OWC Pharmaceutical Research Corp.
filed 2019-08-13
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-54856

OWC PHARMACEUTICAL RESEARCH CORP.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	98-0573566
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Ben Gurion st, Ramat Gan, Israel	5257334
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972-72-260-8004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None.	None.	None.

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

As of August 13, 2019, the registrant had 228,777,874 shares of common stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate” and “continue,” or the negative of such terms or other similar expressions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we caution you that these statements are based on our good faith projections of the future that are subject to known and unknown risks and uncertainties and other factors, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. These forward-looking statements include, among other things, statements about:

●	our ability to continue as a going concern;
●	our ability to generate revenue or achieve profitability;
●	our ability to obtain additional financing on acceptable terms, if at all;
●	our ability to obtain insurance coverage;
●	performance of our information technology and storage systems;
●	a disruption or breach of our information technology systems;
●	our dependence on the success of cannabinoid technology;
●	our ability to keep pace with technological advances;
●	legal and regulatory developments in the United States and foreign countries;
●	the success and timing of our preclinical and clinical trials;
●	our ability to secure Israeli licenses to use cannabis for medical research;
●	the rate and degree of market acceptance of cannabis-based medical products;
●	the success of competing products or therapies that become available;
●	our dependence on third parties;
●	the performance of third parties upon which we depend;
●	our ability to obtain and maintain protection for our intellectual property;
●	our ability to protect and defend against litigation, including intellectual property claims;
●	our ability to obtain licenses, if necessary, on commercially reasonable terms or at all;
●	our ability to attract and retain key personnel;
●	risks related to operating in Israel;
●	the volatility of the price of our Common Stock;
●	the marketability of our Common Stock;
●	our broad discretion to invest or spend the proceeds from our financings in ways with which our stockholders may not agree and may have limited ability to influence; and
●	other risks and uncertainties, including those listed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	US dollars (except share data)
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,840	3,464
Other current assets	409	52
Total Current Assets	2,249	3,516

Property and equipment, net	33	37
Operating lease right-of-use assets, net	53	-
Total Assets	2,335	3,553

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	104	98
Operating lease liabilities, current	26	-
Other current liabilities	286	240
Deferred revenue	100	100
Total Current Liabilities	516	438

Non-current liabilities
Operating lease liabilities, non-current	27	-
Liability related to shares to be issued	725	725
Liability related to warrants to purchase Common Stock (Note 3)	190	1,475
Embedded derivative related to price protection feature (Note 5B3)	4	-
Bifurcated embedded derivative related to Series A Convertible Preferred Stock, at fair value (Note 3)	288	8,129
Total Liabilities	1,750	10,767

Commitments and Contingencies (Note 5)

Series A Convertible Preferred Stock (Note 4B):

Series A Convertible Preferred Stock, $0.00001 par value; 20,000,000 shares authorized at June 30, 2019 (Unaudited) and December 31, 2018; 431 and 490 shares issued and outstanding at June 30, 2019 (Unaudited) and December 31, 2018, respectively; Aggregate liquidation preference $5,172 at June 30, 2019 (Unaudited) (Note 4B)	3,628	2,226

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2019 (unaudited) and December 31, 2018; 216,265,874 and 150,207,393 shares issued and outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	4	2
Additional paid-in capital	19,625	18,137
Services receivable	(50)	(121)
Common stock subscriptions receivable	(239)	(239)
Accumulated deficit	(22,384)	(27,222)
Accumulated other comprehensive income	1	3
Total Stockholders’ Deficit	(3,043)	(9,440)

Total Liabilities, Series A Convertible Preferred Stock, and Stockholders’ Deficit	2,335	3,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

Six Months Ended June 30, 2019

	US dollars (except share data)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	(320)	(212)	(605)	(368)
General and administrative	(395)	(756)	(893)	(1,577)
Total operating expenses	(715)	(968)	(1,498)	(1,945)

Other (expenses) income
Issuance costs related to April 30, 2018 Redeemable Convertible Series A Preferred Stock (Note 4)	-	(823)	-	(823)
Revaluation of liability related to warrants to purchase common stock (Note 3)	210	150	1,285	150
Revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock (Note 3)	8,217	(1,567)	6,927	(1,567)
Other finance expenses, net	(5)	(1)	(7)	(1)
Total other (expenses) income, net	8,422	(2,241)	8,205	(2,241)
Net (loss) income	7,707	(3,209)	6,707	(4,186)

Other comprehensive loss
Foreign currency translation adjustment	(3)	(1)	(2)	(3)

Comprehensive (loss) income	7,704	(3,210)	6,705	4,189

Dividend on Redeemable Convertible Series A Preferred Stock (Note 4)	(65)	(45)	(130)	(45)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (Note 4)	(748)	(532)	(1,737)	(532)
Net (loss) income attributable to common stockholders	6,891	(3,787)	4,838	(4,767)

Basic and diluted per share amounts:
Basic net (loss) income	$0.04	$(0.03)	$0.03	$(0.03)

Diluted net (loss) income	$0.00	$(0.03)	$0.00	$(0.03)

Weighted average shares outstanding (basic)	194,980,860	147,758,908	178,444,380	147,758,908

Weighted average shares outstanding (diluted)	202,954,745	148,619,380	187,323,354	149,169,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Six Months Ended June 30, 2019

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2018	490	2,226	150,207,393	2	18,137	(121)	(239)	(27,222)	3	(9,440)
Stock-based compensation	-	-	-	-	109	-	-	-	-	109
Amortization of services receivable	-	-	-	-	-	71	-	-	-	71
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-	4,396,217	2	130	-	-	(132)	-	-
Accretion of Series A convertible preferred stock to redemption value (see also Note 4B)	-	1,737	-	-	-	-	-	(1,737)	-	(1,737)
Partial conversion of Series A Convertible Preferred stock into common stock (see also Note 4B)	(59)	(335)	61,662,264	*)	1,249					1,249
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(2)	(2)
Net income	-	-	-	-	-	-	-	6,707	-	6,707
Balance at June 30, 2019 (unaudited)	431	3,628	216,265,874	4	19,625	(50)	(239)	(22,384)	1	(3,043)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Six Months Ended June 30, 2018

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2017	-	-	147,758,908	2	16,169	(525)	(344)	(14,517)	6	791

Stock-based compensation	-	-	-	-	585	-	-	-	-	585
Amortization of services receivable	-	-	-	-	-	331	-	-	-	331
Payments received on subscriptions receivable	-	-	-	-	-	-	105	-	-	105
Issuance of Series A redeemable convertible preferred stock, net of fair value of bifurcated embedded derivative, fair value of and detachable warrants, beneficial conversion feature on Redeemable Convertible Series A Preferred Stock and net of issuance costs (see also Note 4B)	500	*)	-	-	-	-	-	-	-	-
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock (see also Note 4B)	-	-	-	-	773	-	-	-	-	773
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-	-	-	-	-	-	(45)	-	(45)
Accretion of Series A redeemable convertible preferred stock to redemption value (see also Note 4B)	-	532	-	-	-	-	-	(532)	-	(532)
Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(3)	(3)
Net loss	-	-	-	-	-	-	-	(4,186)	-	(4,186)
Balance at June 30, 2018 (unaudited	500	532	147,758,908	2	17,527	(194)	(239)	(19,280)	3	(2,181)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Three Months Ended June 30, 2019

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at March 31, 2019 (unaudited)	440	2,940	176,001,007	2	19,353	(86)	(239)	(29,276)	4	(10,242)
Stock-based compensation	-	-	-	-	69	-	-	-	-	69
Amortization of services receivable	-	-	-	-	-	36	-	-	-	36
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-	3,563,950	2	65	-	-	(67)	-	-
Accretion of Series A convertible preferred stock to redemption value (see also Note 4B)	-	748	-	-	-	-	-	(748)	-	(748)
Partial conversion of Series A Convertible Preferred stock into common stock (see also Note 4B)	(9)	(60)	36,700,917	*)	138					138
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3)	(3)
Net income	-	-	-	-	-	-	-	7,707	-	7,707
Balance at June 30, 2019 (unaudited)	431	3,628	216,265,874	4	19,625	(50)	(239)	(22,384)	1	(3,043)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Three Months Ended June 30, 2018

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at March 31, 2018 (unaudited)	-	-	139,447,782	2	16,514	(284)	(239)	(15,494)	3	502
Stock-based compensation	-	-	-	-	240	-	-	-	-	240
Amortization of services receivable	-	-	-	-	-	90	-	-	-	90
Issuance of Series A Convertible Preferred Stock, net of fair value of embedded derivative related to contingent redemption feature, fair value of and detachable warrants, beneficial conversion feature on Redeemable Convertible Series A Preferred Stock and net of issuance costs (see also Note 4B)	500	*-)	-	-	-	-	-	-	-	-
Beneficial Conversion Feature on Series A Convertible Preferred Stock (see also Note 4B)	-	-	-	-	773	-	-	-	-	773
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-	-	-	-	-	-	(45)	-	(45)
Accretion of Series A convertible preferred stock to redemption value (see also Note 4B)	-	532	-	-	-	-	-	(532)	-	(532)
Net income (loss)	-	-	-	-	-	-	-	(3,209)	-	(3,209)
Balance at June 30, 2018 (unaudited)	500	532	147,758,782	2	17,527	(194)	(239)	(19,280)	3	(2,181)

*) Representing an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	US dollars
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	6,707	(4,186)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	6	4
Stock-based compensation	109	585
Amortization of services receivable	71	331
Direct and incremental issuance cost related to April 2018 PIPE transaction	-	483
Revaluation of liability related to warrants to purchase common stock	(1,285)	(150)
Revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock	(6,927)	1,568
Revaluation of embedded derivative related to price protection feature	4	-
Changes in assets and liabilities:
Decrease in lease right-of-use assets, net	14	-
Decrease (increase) in other current assets	(357)	(18)
Increase in accounts payable	6	62
Increase in other current liabilities	46	-
Decrease in lease liabilities	(14)	-
Cash used in operating activities:	(1,620)	(1,321)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(20)
Cash used in investing activities	(2)	(20)

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock, bifurcated embedded derivative and detachable warrants, net of issuance costs		4,918
Proceeds from the payments of stock subscriptions	-	105
Cash provided by financing activities	-	5,023

Foreign currency translation adjustments on cash and cash equivalents	(2)	(3)

Change in cash and cash equivalents	(1,624)	3,679
Balance of cash and cash equivalents at beginning of period	3,464	970
Balance of cash and cash equivalents at end of period	1,840	4,649
Supplemental cash flow information:
Non-cash transactions:
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock	-	773
Issuance costs in form of liability related to warrants	-	117
Dividend on Series A Convertible Preferred Stock	132	45
Accretion of Series A Convertible Preferred Stock to redemption value	1,737	532
Partial conversion of shares of Series A Convertible Preferred Stock into shares of common stock (Note 4B)	1,249	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1	-	GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is a medical cannabis-based research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Products Prospects”) for the treatment of multiple myeloma, psoriasis, chronic pain syndromes, fibromyalgia PTSD and development of unique delivery systems. These include a cannabis-based topical ointment, cannabis sublingual disintegrating tablet and advanced nasal delivery.

The accompanying condensed consolidated financial statements of OWCP and its wholly owned subsidiary One World Cannabis, Ltd. (“OWC” or the “Israeli subsidiary”) were prepared from the accounts of the Company under the accrual basis of accounting.

B.	Liquidity and Going Concern

The development and commercialization of the Company’s products is expected to require substantial expenditures. The Company has not yet generated material revenues from operations and therefore is dependent upon external sources for financing its operations. As of June 30, 2019, the Company has an accumulated deficit of $22,384. In addition, in each year since its inception the Company reported losses from operations and negative cash flows from operating activities. Moreover, the Company is not in compliance with the Equity Conditions (as defined in the Series A Certificate of Designation) and therefore the Purchaser in the April 2018 PIPE transaction (each as defined below) can elect to redeem its outstanding Series A Convertible Preferred Stock in a cash amount that will not allow the Company to maintain its operation for the next 12-month period (see Note 4). Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Until the Company generates sufficient revenues to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

On April 30, 2018, the Company entered into a Securities Purchase Agreement with an investor (the “Purchaser”), pursuant to which, the Company issued (i) 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock that were initially convertible into 25,000,000 shares of common stock and (ii) Warrants that were eligible for conversion initially into 12,500,000 shares of common stock for an aggregate purchase price of $5,000 (see also Note 4C) (the “April 2018 PIPE”). In addition, during the six months ended June 30, 2018, the Company received $105 through payment of stock subscriptions.

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

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the consolidated financial statements contained in our Annual Report on form 10-K.

The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period in the future.

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

Net (Loss) Income Per Share

The Company computes net (loss) income per share in accordance with ASC 260, “Earnings per share”. Basic (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the Series A Convertible Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A Convertible Preferred Stock, which was issued on April 30, 2018 was excluded from the computation of the net loss per share for the three and six months ended June 30, 2018.

Diluted (loss) income per common share is computed similar to basic (loss) income per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, certain stock warrants and restricted stock awards issued under the Company’s 2016 Plan and their potential dilutive effect is considered using the treasury method and of the Series A Convertible Preferred Stock, certain stock warrants, bifurcated embedded derivative related to the Series A Convertible Preferred Stock and embedded derivative related to price protection feature which their potential dilutive effect is considered using the “if-converted method”.

The net (loss) income attributable to common stockholders and the weighted average number of shares used in computing basic and diluted net (loss) income per share for the three and six months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended June 30,
	2019	2018
	Unaudited

Numerator:
Net (loss) income	$7,707	$(3,209)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(748)	(532)
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(65)	(45)

Net (loss) income attributable to common stockholders for basic net (loss) income per share	$6,894	$(3,786)
Revaluation of liability related to warrants to purchase common stock	-	(150)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	748	-
Dividend on Redeemable Convertible Series A Preferred Stock (**)	65	-
Revaluation of bifurcated embedded derivative	(8,217)	-

Net loss attributable to common stockholders for diluted net loss per share	$(510)	$(3,936)

Denominator:
Shares of common stock used in computing basic net (loss) income per share	194,980,860	147,758,908
Incremental shares from assumed exercise of warrants to purchase common stock	-	860,472
Incremental shares from assumed conversion of bifurcated embedded derivative	7,973,885	-

Shares of common stock used in computing diluted net loss (income) per share	202,954,745	148,619,380

Net loss (income) per share of common stock from continuing operations, basic	$0.04	$(0.03)
Net loss (income) per share of common stock from continuing operations, diluted	$0.00	$(0.03)

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	Six Months Ended June 30,
	2019	2018
	Unaudited

Numerator:
Net (loss) income	$6,707	$(4,186)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(1,737)	(532)
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(130)	(45)

Net loss (income) attributable to common stockholders for basic net loss (income) per share	$4,840	$(4,763)
Revaluation of liability related to warrants to purchase common stock	-	(150)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	1,737	-
Dividend on Redeemable Convertible Series A Preferred Stock (**)	130	-
Revaluation of bifurcated embedded derivative	(6,927)	-

Net loss attributable to common stockholders for diluted net loss per share	$(220)	$(4,913)

Denominator:
Shares of common stock used in computing basic net (loss) income per share	178,444,380	147,758,908
Incremental shares from assumed exercise of warrants to purchase common stock	-	1,410,562
Incremental shares from assumed conversion of bifurcated embedded derivative	8,878,974	-

Shares of common stock used in computing diluted net (loss) income per share	187,323,354	149,619,470

Net (loss) income per share of common stock from continuing operations, basic	$0.03	$(0.03)
Net (loss) income per share of common stock from continuing operations, diluted	$0.00	$(0.03)

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

(*)	As discussed in Note 4, beginning January 31, 2019, and continuing every thirtieth day thereafter, the Company is required to offer to redeem 1/12 of the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall be redeemed for an amount equal to 110% of the stated value ($10) of such Series A Convertible Preferred Stock plus any unpaid accrued dividend. The Series A Convertible Preferred Stock may be redeemed in cash, or in the sole discretion of the Company, in Common Stocks, so long as the Company is in compliance with all Equity Conditions.

(**)	The net loss used for the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019, includes the preferred dividend requirement of 5% per share per annum for the Series A Convertible Preferred Stock, which shall be due and payable in cash or in Common Stock of the Company in the sole discretion of the Company, as defined in the certificate of designation (see also Note 4B).

For the three and six months ended June 30, 2019, diluted loss per share excludes the impact of stock options, stock warrants and Series A Convertible Preferred Stock totaling 47,352,136 and 47,420,535 shares, respectively, as the effect of their inclusion would be anti-dilutive. For the three and six months ended June 30, 2018, diluted loss per share excludes the impact of stock options, certain stock warrants, Series A Convertible Preferred Stock and bifurcated embedded derivative related to Series A Convertible Preferred Stock totaling 75,700,870 as the effect of their inclusion would be anti-dilutive.

Recently Adopted Accounting Pronouncements

A.	On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding Right-of-Use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged (as of the adoption date the Company is not involved in finance leases as lessee or as lessor).

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

The components of lease costs, lease term and discount rate are as follows:

Six Months Ended
June 30, 2019
(unaudited)
Operating lease cost:
Vehicles	14
14
Remaining Lease Term
vehicles	1.5-2.5 years

Weighted Average Discount Rate
vehicles	5%

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2019:

Period:
The remainder of 2019	14
2020	28
2021	17
Total operating lease payments	59
Less: imputed interest	6
Present value of lease liabilities	53

B.	In June 2018, the FASB issued Accounting Standard Update 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:	FAIR VALUE MEASUREMENTS (Cont.)

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Warrants and bifurcated embedded derivative related to Series A convertible Preferred Stock (see also Note 4C) have been classified at Level 3.

In estimating the fair value of the Warrants as of June 30, 2019 and December 31, 2018, the Company used the following assumptions:

12,500,000 Purchaser Warrants:

	June 30, 2019	December 31, 2018

Risk-free interest rate (1)	1.72%	2.49%
Expected volatility (2)	229.6%	214.5%
Expected life (in years) (3)	3.83	4.33
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.015	$0.1

2,500,000 Newbridge Warrants:

	June 30, 2019	December 31, 2018

Risk-free interest rate (1)	1.78%	2.47%
Expected volatility (2)	108.8%	219.9%
Expected life (in years) (3)	1.83	2.33
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.001	$0.09

1	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the warrants.

3	Expected life - the expected life was based on the expiration date of the warrants.

4	Expected dividend yield - was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:	FAIR VALUE MEASUREMENTS (Cont.)

The changes in Level 3 liabilities associated with the April 2018 PIPE warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2019:

Fair value of liability related to warrants

Balance at December 31, 2018	$1,475
Revaluation of warrants to purchase Common Stock	(1,285)

Balance at June 30, 2019 (unaudited)	$190

In estimating the fair value of the bifurcated embedded derivative related to Series A Convertible Preferred Stock, the Company used the following assumptions:

	June 30, 2019	December 31, 2018

Risk-free interest rate (1)	2.09%	2.62%
Expected volatility (2)	119.8%	82.65%
Expected life (in years) (3)	0.5	1.01

1.	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2.	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the contingent redemption feature.

3.	Expected life - the expected life was based on the expiration date of the contingent redemption feature.

The changes in Level 3 liabilities associated with the April 2018 PIPE bifurcated embedded derivatives are measured at fair value on a recurring basis. The following tabular presentation reflects the components of such liability associated with such bifurcated embedded derivatives for the six months ended June 30, 2019:

Fair value of bifurcated embedded derivative

Balance at December 31, 2018	$8,129
Revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock	(6,927)
Partial conversion of Preferred Stock into shares of common stock	(914)

Balance at June 30, 2019 (unaudited)	$288

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:	FAIR VALUE MEASUREMENTS (Cont.)

The Company’s management is measuring the fair value of the 2018 Private Placement warrants issued to the Purchaser and Newbridge Securities Corporation, through LifeTech Capital, the placement agent for the April 2018 PIPE (“Newbridge”) and the bifurcated embedded derivative related to Series A Convertible Preferred Stock by using the services of external independent appraiser.

During the period commencing April 30, 2018 and ended June 30, 2019, no warrants have been exercised. As of June 30, 2019, there were 15,000,000 outstanding unexercised Warrants (including Warrants issued to both the Purchaser and Newbridge) related to the April 2018 PIPE.

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

A.	Common Stock

The Company’s common stock confer upon their holders the following rights:

●	The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

●	The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them; and

●	The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

B.	Series A Convertible Preferred Stock

The terms of the Series A Convertible Preferred Stock are governed by a Certificate of Designation (the “Series A Certificate of Designation”) filed by the Company with the Delaware Secretary of State on April 30, 2018. Pursuant to the Series A Certificate of Designation, the Company designated 500 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock”. As more fully described below, on April 30, 2018, the Company issued a total of 500 shares of Series A Convertible Preferred Stock in connection with the Share Purchase Agreement. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

●	Dividends. Holders of shares of Series A Convertible Preferred Stock (the “Series A Convertible Preferred Shares”) are entitled to receive dividends on each share of the Series A Convertible Preferred Stock, payable quarterly on March 31, June 30, September 30 and December 31, commencing June 30, 2018 (which was prorated) in an amount equal to 5% per annum of the stated value ($10 per share of the Series A Convertible Preferred Stock) and which shall be cumulative. Such dividends are to be paid in cash or freely tradeable shares of the Company’s common stock at its sole discretion, subject to certain conditions. If in the event the Company elects to pay a dividend in shares of its common stock to the holders of the Series A Convertible Preferred Shares, the number of shares of its common stock will be determined in accordance with the terms of the Series A Certificate of Designation. The Company may only elect to pay cash dividends to the Series A Convertible Preferred Shares to the extent there are amounts available for the payment of dividends in accordance with applicable Delaware law.

During the period commencing April 30, 2018 through December 31, 2018, the Company recorded $179 as dividend on Series A Convertible Preferred Stock, of which $114 was paid through December 31, 2018 by issuance of 801,230 shares of common stock. The remaining $65 which represent the dividend accrued as of December 31, 2018, was paid on January 3, 2019 through issuance of 832,368 shares of common stock.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

During the period commencing January 1, 2019 through June 30, 2019, the Company recorded $132 as dividend on Series A Convertible Preferred Stock, of which $67 was paid through June 30, 2019 by issuance of 3,563,950 shares of common stock. The remaining $65 which represent the dividend accrued as of June 30, 2019, was partially paid by the Company by issuance of 12,512,000 shares of common stock to the Purchaser during July 2019 (see Note 6A).

As the obligation for accrued dividend will be settled only through the issuance of the Company’s common stock and as of June 30, 2019 the number of shares to be issued to the Purchaser is considered as fixed and determinable, the accrued dividend of $67 was recorded as additional paid-in capital versus deduction of accumulated deficit.

●	Liquidation. In the event of a Liquidation, the holders of Series A Convertible Preferred Stock (“Holders”) shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any other shares of capital stock of the Company (“Junior Stock”), but pari passu with any Parity Stock (preferred shares that are pari passu rank to the Series A convertible Preferred Stock in respect of the preferences as to dividends, redemption rights, distributions and payments upon the liquidation, dissolution and winding up of the Company then outstanding), an amount per Series A Convertible Preferred Stock equal to the greater of (A) the Liquidation Preference thereof on the date of such payment and (B) the Bankruptcy Redemption Amount (as such term is defined in the Series A Certificate of Designation), provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Convertible Preferred Stock and all holders of shares of Parity Stock. As of June 30, 2019, the aggregate Liquidation Preference amounted to $5,172 (unaudited).

●	Voting Rights. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters requiring a vote of the shareholder of the Company as a single stock, and each holder of the Series A Convertible Preferred Stock is entitled to vote the number of shares of common stock into which such holders Series A Convertible Preferred Stock would be convertible into as of the record date.

●	Conversion. The 500 issued shares of the Company’s Series A Convertible Preferred Stock were initially convertible into 25,000,000 shares of the Company’s common stock at a conversion price of $0.20, subject to adjustment pursuant to the anti-dilution provisions of the Series A Convertible Preferred Stock as provided in the Series A Certificate of Designation. On November 27, 2018, the conversion price was adjusted as result of occurrence of the Trigger Event (see also Note 4C). The Series A Convertible Preferred Stock have a beneficial ownership limitation such that none of the holders of the Series A Convertible Preferred Stock have the right to convert the Series A Convertible Preferred Stock to the extent that after giving effect to such conversion, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. However, by written notice to the Company, a holder of the Series A Convertible Preferred Stock may waive the Maximum Percentage provision, when such notice will be effective 61 calendar days after the notice date.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

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

From January 1, 2019 through June 30, 2019, the Purchaser converted an aggregate of 59 shares of Preferred Stock into an aggregate of 61,662,264 shares of the Common Stock at the conversion prices in effect on the respective conversion dates. Consequently, the Company reclassified an amount of $914 out of the bifurcated embedded derivative related to optional conversion feature upon triggering event, and amount of $335 out of the mezzanine, into the equity.

●	Redemption. The terms of the Series A Certificate of Designation contains both mandatory and conditional redemption provisions as follows:

●	Certain mandatory redemption provisions provide that, beginning January 30, 2019 and continuing for every 30-days period thereafter (each a “Mandatory Redemption Date”), the Company is required to offer to redeem 1/12th of the outstanding Series A Convertible Preferred Stock for an amount equal to 110% of the stated value ($10) of such shares of Series A Convertible Preferred Stock plus any accrued but unpaid dividends to the Mandatory Redemption Date (the “Mandatory Redemption Amount”), and may be redeemed in cash or, at the Company’s sole discretion in freely tradeable shares of the Company’s common stock if the Company is in full compliance with all of the Equity Conditions as defined in the Series A Certificate of Designation.

●	Upon the occurrence of an offering of debt or equity securities of the Company or any of its subsidiaries resulting gross cash proceeds of not less than $10,000, the Company is required to make an offer to the holders of shares of the Series A Convertible Preferred Stock to redeem 50% of the outstanding Series A Convertible Preferred Stock at either (i) 115% of the stated value of each Preferred Share ($10) plus any unpaid accrued dividends if redeemed on or prior to October 30, 2018 or (ii) 120% of the stated value of each Preferred Share ($10) plus any unpaid accrued dividends if redeemed after October 30, 2018 (the “Redemption Premium”).

●	Upon sale of assets (other than products to be sold in the normal course of business) of the Company and its subsidiaries in an amount of proceeds in excess of $500, the Company is required to offer to redeem to 100% of the outstanding Series A Convertible Preferred Stock for the Redemption Premium, and may be redeemed in cash or, at the Company’s sole discretion in freely tradeable shares of the Company’s common stock if the Company is in full compliance with all of the equity conditions as defined in the Series A Certificate of Designation.

●	The Company may also be required, at the option of holders of the Series A Convertible Preferred Stock to redeem any outstanding shares of Series A Convertible Preferred Stock upon a Change of Control or Bankruptcy Event. Each Preferred Stock shall be redeemed for an amount equal to Redemption Premium, and may be redeemed in cash or, at the Company’s sole discretion in freely tradeable shares of the Company’s common stock if the Company is in full compliance with all of the equity conditions as defined in the Series A Certificate of Designation.

●	The Company may, at any time upon at least 15 trading days prior written notice to each holder, redeem all or portion of the outstanding Preferred Stock in cash in an amount equal to Redemption Premium.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

As of June 30, 2019, the Company is not in compliance with the Equity Conditions and therefore beginning January 31, 2019 for every 30-days period thereafter, at the request of the purchaser, we might be required to redeem in cash, 1/12th of the outstanding shares of Series A Convertible Preferred Stock for an amount equal to 110% of the stated value ($10) of such shares of Series A Convertible Preferred Stock plus any accrued but unpaid dividends up to the Mandatory Redemption Date. As of the date of issuance of these financial statements, the Purchaser has not requested redemption in cash of any shares of Series A Convertible Preferred Stock.

C.	Securities Purchase Agreement

On April 30, 2018 (the “Initial Date”), the Company consummated a private placement transaction (the “April 2018 PIPE”) by entering into a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”), pursuant to which, the Company sold and the Purchaser bought, (i) 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock (the “Preferred Stock”), which were initially convertible into 25,000,000 shares of common stock at a conversion price of $0.20 per share, (the conversion price has been adjusted due to the Trigger Event described below), subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to initially acquire 12,500,000 shares of common stock over a period of five years from the Initial Date at an exercise price of $0.22 per share, which is subject to certain adjustments including anti-dilution provisions (since the Initial Date through June 30, 2019, no adjustments have been made to the exercise price), for an aggregate purchase price of $5,000.

The Company engaged Newbridge as exclusive placement agent for the aforesaid Agreement, pursuant to which the Company was required to pay a cash fee to Newbridge and issued to them warrants to purchase 2,500,000 shares of common stock (or 10% of the aggregate number of fully diluted shares of common stock that have been purchased by an Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions (since the Initial Date through June 30, 2019, no adjustments have been made to the exercise price). In addition, the Company is also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds received by the Company upon cash exercise of any Warrants purchased by the Purchaser in connection with the Agreement (since the Initial Date through June 30, 2019, no solicitation fee was earned).

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

As defined in the Agreement, upon certain changes in control events, the Purchaser may elect to receive cash equal to the Black-Scholes value of the outstanding Warrants. Consequently, the Warrants were accounted for and recognized as a non-current financial liability on the consolidated balance sheet under ASC 815-40-25 and were measured at fair value at the initial date and subsequently the Warrants are marked to market in each reporting period until they are exercised or expired, as earlier, with changes in the fair value of the Warrants charged into the statement of comprehensive loss. Thus, the Warrants amounting to $190 and $1,475 were measured at fair value on June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019, the Company recorded income in total amount of $210 and $1,285, respectively, due to revaluation of Warrants to purchase shares of Common Stock in the statement of operations and comprehensive loss as separate line (see also Note 3).

In addition, at the Initial Date, the Company identified several embedded features which require separate accounting as derivatives under ASC 815-15. Nevertheless, except specific embedded feature relating to contingent redemption feature in case of other than upon bankruptcy triggering event, the Company determined that all remaining embedded features should not bifurcated from the host contract or the probability of occurrence of such embedded features is low and therefore the fair value of such embedded features was determined to be immaterial upon initial recognition. In addition, the Company determined that the Trigger Event is considered as optional conversion feature upon triggering event that should be estimated at fair value. Thus, the bifurcated embedded derivatives amounting to $288 and $8,129 were measured at fair value on June 30, 2019 and December 31, 2018, respectively. The change in the fair value is resulted from revaluation of the bifurcated embedded derivatives in total amount of $8,217 and $6,927 which was recognized under other income in the statement of comprehensive loss in a separate line for the three and six months ended June 30, 2019, respectively. In addition, upon a partial conversion of 59 shares of Series A Convertible Preferred Stock into 61,662,264 shares of common stock, a relative portion of $914 out of the bifurcated embedded derivative related to optional conversion feature upon triggering event, and an amount of $335 out of the mezzanine were reclassified to equity.

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

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

The below table outlines the change in the mezzanine account during the six months ended June 30, 2019

Six months ended June 30, 2019
Unaudited

Balance at December 31, 2018	$2,226
Accretion of Preferred Stock to redemption value	1,737
Partial conversion of Preferred Stock into shares of common stock	(335)
Balance at June 30, 2019	$3,628

D.	Stock-based compensation

1.	In 2019, the Company approved the Amended and Restated 2016 Employee Incentive Plan (the “2016 Plan”) which provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2016 Plan is 36,000,000 shares of common stock.

2.	Stock options grants:

A.	On January 14, 2019, the Company granted stock options exercisable into 500,000 shares to several employees under the 2016 Plan at an exercise price of $0.22 per share. The stock options become vested over a three-year period from the date of grant. The stock options shall vest 1/3 one year from the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The Company used the Black-Scholes-Merton pricing model to estimate the fair value of the stock options by taking into account assumptions as follows: expected dividend yield of 0%; risk-free interest rate of 2.51%; expected volatility of 252% and expected term of 4.46 years. The fair value of the stock options at the grant date was $64.

B.	On January 14, 2019, the Company granted stock options exercisable into 1,500,000 shares to its Chief Scientific Officer under the 2016 Plan at an exercise price of $0.05 per share. 33% of the stock options vested on February 18, 2019 and the remaining 1,000,000 stock options will vest over a 2-year period commencing on the first quarter after the first vesting event, in equal quarterly installments of 125,000 stock options per quarter. The Company used the Black-Scholes-Merton pricing model to estimate the fair value of the stock options by taking into account assumptions as follows: expected dividend yield of 0%; risk-free interest rate of 2.51%; expected volatility of 286% and expected term of 3.35 years. The fair value of the stock options at the grant date was $194.

C.	On February 4, 2019, the Company granted stock options exercisable into 1,500,000 shares to its Chief Financial Officer, under the 2016 Plan at an exercise price of $0.22 per share. The stock options shall vest over a 3-year period from the vesting start date, such that approximately 166,656 stock options shall vest upon the 1-year anniversary of the start date and the remaining stock options shall vest in 8 equal quarterly instalments thereafter. The Company used the Black-Scholes-Merton pricing model to estimate the fair value of the stock options by taking into account assumptions as follows: expected dividend yield of 0%; risk-free interest rate of 2.51%; expected volatility of 252% and expected term of 4.49 years. The fair value of the stock options at the grant date was $151.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

3.	The following tables present a summary of the status of the grants to employees, officers and directors as of June 30, 2019:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Options outstanding at December 31, 2018	27,250,000	$0.05	8.0	$1,453
Granted	3,500,000	$0.15	-	-
Forfeited	(1,750,000)	$0.05	-	-
Options outstanding at June 30, 2019	29,000,000	$0.06	7.8	$-
Options exercisable at June 30, 2019	26,000,000	$0.05	7.6	$-

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s Ordinary Shares on the last traded day of second quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount is impacted by the changes in the fair value of the Company’s shares.

4.	The following table summarizes information about stock options outstanding at June 30, 2019:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life (years)	Shares	Weighted average exercise price

$0.05	27,000,000	$0.05	7.67	26,000,000	$0.05
$0.10-$0.30	2,000,000	$0.22	9.59	-	$-
Total Shares	29,000,000	$0.06	7.8	26,000,000	$0.05

5.	As of June 30, 2019, there was $154 of total unrecognized compensation cost related to non-vested stock options granted under the 2016 Plan. This cost is expected to be recognized over a weighted-average period of 0.92 years.

6.	The total equity-based compensation expense related to all the Company’s equity-based awards issued to employees, recognized for the three and six months ended June 30, 2019 amounted to $69 and $109, respectively. The expense for the three and six months ended June 30, 2019 is net of credit from reversal of previous expense on forfeited option. These expenses have been recorded as general and administrative expenses as part of the statement of comprehensive loss.

7.	On December 12, 2017, the Company entered into a new agreement with a service provider, Lyons Capital LLC, pursuant to which the service provider rendered services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference for consideration of 150,000 fully vested restricted shares of Common Stock of the Company. The grant was accounted for under ASC 505-50 “share-based payment arrangement with nonemployees”, when the fair value of the grant amounting to $72 was recorded as part of general and administrative expenses for the year ended December 31, 2018. As of June 30, 2019, the aforesaid shares have not been issued by the Company.

E.	Common stock subscriptions receivable

In January 2018, the Company received a cash payment of $105 for common stock subscriptions receivable from a former employee.

F.	Amortization of services receivable

Prior to January 1, 2019, the Company had granted stock awards to non-employees that are being recognized ratably over the requisite service periods. The Company recognized amortization of services receivable of $36 and $71 for the three and six months ended June 30, 2019, respectively.

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

As of June 30, 2019, and December 31, 2018, the Company deferred revenue in connection to the license in the State of Hawaii and the State of Pennsylvania and the right of first refusal in the aggregate amount of $100.

2.	In August 2017, OWC engaged PharmItBe Ltd, a company specializing in pharmaceutical research and development to develop and produce a second generation of its cannabis soluble tablet. This development was completed during the second quarter of 2018. The production of the cannabis soluble tablet for the purpose of clinical trials was completed during the fourth quarter of 2018. OWC recorded research and development expenses of $119 during the six months ended June 30, 2018.

3.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance to promote the sale of OWC’s Products in the European Union; (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of June 30, 2019.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

4.	On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer which operates in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabis-based topical ointment to treat psoriasis.

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

No sales have occurred to date and therefore there is no impact on these consolidated financial statements.

5.	On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (the “Fund”) by Chaim Sheba Medical Center (“Sheba”). Pursuant to the Clinical Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose clinical trial (the “Psoriasis Trial”) to determine the safety and tolerability of topical ointment containing MGC (“Medical Grade Cannabis” or the “Drug Trial”) in healthy volunteers, employing the services of Professor Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Trial (the “Investigator”). The Trial shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such Trials which are applicable in Israel; and (7) written instructions and prescriptions issued by OWC and governing the administration of the Drug Trial. On January 29, 2019, the Company reported positive phase I safety data from the Trial. Pursuant to the Research Agreement, OWC is obliged to pay Sheba $170 for conducting the safety Trial for the ointment, the remainder of payment, $37 was paid through the period of 6 months ended June 30, 2019. The amounts of $37 and $117 have been recorded as research and development expenses related to the Trial during the period of six months ended June 30, 2019 and 2018, respectively.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

6.	On October 22, 2014, OWC entered into a Service agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat Myeloma. Within the framework of this Service agreement, OWC is required to conduct pre-clinical studies on multiple myeloma for total payment of $170. During the six months ended June 30, 2019 and 2018, the Company has not recorded any research and development expenses related to the Service Agreement.

7.	On March 14, 2019, OWC executed a clinical trial agreement (the “Clinical Trial Agreement”) with Souraski Medical Center, a hospital in Tel-Aviv, Israel, relating to a single dose, randomized, crossover study to compare the safety, tolerability and pharmacokinetics (PK) of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) versus buccal Sativex®, in healthy adult volunteers. On April 15, 2019 the Company commenced the study. This is a crossover study in which participants are administered with Sativex and OWC’s MGC-ODT, randomly, at least two weeks apart. The safety, tolerability and PK profile following Sativex and MGC-ODT will be compared.

Pursuant to the Clinical Trial Agreement, OWC is obliged to pay Souraski $137 for conducting the study. The amounts of $137 and $0 have been recorded as research and development expenses related to the research agreement during the period of six months ended June 30, 2019 and 2018, respectively.

At present, OWC uses its available working capital to fund these studies.

B.	Contingencies

1.

On February 28, 2017, the Company filed an action for alleged legal malpractice against the law firm of Sichenzia Ross Ference Kesner LLP (“Sichenzia Ross”) and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. The Company’s claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. The Company brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP.

The action is currently pending in the Supreme Court of the State of New York, County of New York and is in the discovery phase.

2.	The Company has also sued certain individuals in the Supreme Court of the State of New York regarding defaulted loan obligations related to 2,354,480 shares granted to them. The matter has been settled as against certain individuals, while the Company is still pursuing its claims against one individual for an outstanding sum of approximately $15. The Company is currently monitoring the payment of the settlement funds amounting to $121 which are included as part of Common Stock Subscriptions Receivable.

3.	On December 6, 2018, the Company has entered into a Settlement Agreement with the “Plaintiff”, in the Tel Aviv Regional Court of Labor, pursuant to which subject to receiving a withholding tax certificate from the Plaintiff, the Company will issue to the Plaintiff a number of shares of the Company’s common stock at an aggregate value of $725 on the issuance date. The price per share will be determined based on the average closing price of the share during the three business days preceding the issuance date of the shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

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

On June 19, 2019, the withholding tax certificate has been received by the Company. The Company has not yet issued any shares to the Plaintiff due to an issue that still in progress between the parties. As the obligation will be settled only through the issuance of the Company’s common stock and as of June 30, 2019 the number of shares to be issued to the Plaintiff cannot be considered as fixed and determinable, a liability related to shares to be issued was presented as non-current in total amount of $725.

In addition, upon providing the withholding tax certificate, the Plaintiff is entitled to receive the shares. Consequently, the Company recorded a derivative in total amount of $4 relating to the price protection feature.

NOTE 6	-	SUBSEQUENT EVENTS

A.	Dividend distribution on Series A Convertible Preferred Stock

Ad discussed in Note 4B, in July 2019, the Company partially paid the dividend of $65 to the Purchaser through issuance of 12,512,000 shares of common stock.

B.	Approval from the Israeli Medical Cannabis Agency

On July 18, 2019, the Company received approval from the Israeli Medical Cannabis Agency to perform an efficacy study with OWC topical ointment on psoriatic patients. Currently, the study is planned to be conducted at the Kaplan Medical Center, an academic medical center in Israel. The study will be divided into the following two consecutive stages: (1) a pilot efficacy and dosage study; and (2) based on the results of the first stage, a double blind, placebo-controlled study.

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

On July 18, 2019, we received approval from the Israeli Medical Cannabis Agency to perform an efficacy study with OWC topical ointment on psoriatic patients. Currently, the study is planned to be conducted at the Kaplan Medical Center, an academic medical center in Israel.

We believe this is the first time that the Israeli Medical Cannabis Agency has issued a permit for the treatment of psoriasis with a cannabis-based product. The study will be divided into the following two consecutive stages: (1) a pilot efficacy and dosage study; and (2) based on the results of the first stage, a double blind, placebo-controlled study.

On January 29, 2019, we executed a Clinical Trial agreement with the Souraski Medical Center Fund in Tel Aviv to perform a Single-Dose, Randomized, Crossover Study to compare the Safety, Tolerability and Pharmacokinetics of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) with Buccal Sativex®, in Healthy Adult Volunteers. This Clinical Trial Agreement (the “Agreement”) is entered into by and among One World Cannabis Ltd. and The Medical, Infrastructure and Health Services Fund of the Tel Aviv Medical Center, Israel, and Prof. Jacob Ablin M.D. as the Principal Investigator. The primary objectives of the study are:

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

On April 15, 2019 we commenced the study.

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

Commencing January 1, 2019 through June 30, 2019, the Purchaser converted an aggregate of 59 shares of Preferred Stock into an aggregate of 61,662,264 shares of the Common Stock at the conversion prices in effect on the respective conversion dates. Since June 30, 2019 through August 12, 2019, the Purchaser did not convert any additional shares of Preferred Stock.

Newbridge Securities Corporation, through LifeTech Capital (“Newbridge”), acted as exclusive placement agent for the April 2018 PIPE and we are obligated to pay a cash fee of $375,000 to Newbridge and issue to them warrants to purchase 2,500,000 shares of Common Stock (or 10% of the aggregate number of fully diluted shares of Common Stock that have been purchased by the Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions. In addition, we are also obligated to pay Newbridge a warrant solicitation fee equal to 4% of the gross proceeds that we receive upon cash exercise of any Warrants purchased by the Purchaser in connection with the Agreement (since the Initial Date through June 30, 2019, no solicitation fee was earned as no warrants were exercised).

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

The accounting effects of the April 2018 PIPE transaction for the six months ended June 30, 2019 are discussed in Note 4 to our Consolidated Financial Statements included herein.

Going Concern

The development and commercialization of our products is expected to require substantial expenditures. We have not yet generated material revenues from operations and therefore are dependent upon external sources for financing our operations. In addition, in each year since our inception we reported losses and negative cash flows from operating activities. Moreover, we might be required to redeem shares of our Series A Convertible Preferred Stock in cash amount that will not allow us to maintain our operations for the next twelve months. This means that there is substantial doubt that we can continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. Accordingly, we must raise capital from sources other than the actual sale of the products. We must raise capital to implement our projects and stay in business. There can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to us, or otherwise, and/or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to continue as a going concern.

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

On July 18, 2019, we received approval from the Israeli Medical Cannabis Agency to perform an efficacy study with OWC topical ointment on psoriatic patients. Currently, the study is planned to be conducted at the Kaplan Medical Center, an academic medical center in Israel.

We expect to initiate a Phase 2 trial of MGC ointment for the treatment of psoriasis during the fourth quarter of 2019.

Results of Operations

Results of Operations during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018

We have not generated any revenue during the three months ended June 30, 2019 or 2018. We have operating expenses related to research and development expenses and general and administrative expenses.

During the three months ended June 30, 2019, we earned a net income of $7,707,000 due to general and administrative expenses of $395,000, research and development expenses of $320,000, income of $210,000 from the revaluation of liability related to the warrants, income of $8,217,000 from revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock and financial expenses of $5,000, as compared to a net loss of $3,209,000 for the three months ended June 30, 2018, due to general and administrative expenses of $756,000, research and development expenses of $212,000, loss of $823,000 from issuance costs related to April 30, 2018 Series A Convertible Preferred Stock, income of $150,000 from the revaluation of liability related to the warrants, loss of $1,567,000 from revaluation of bifurcated embedded derivative related to Series A convertible Preferred Stock and financial expenses of $1,000 during the three months ended June 30, 2018.

Our general and administrative expenses decreased by $361,000 or 52% during the three months ended June 30, 2019 as compared to the same period in the prior year, primarily due to decreased of stock-based compensation and amortization of services receivable expenses. The charges relating to stock-based compensation and services receivable expenses were $105,000 for the three months ended June 30, 2019, compared to an expense of $330,000 for the three months ended June 30, 2018.

Our research and development expenses increased by $108,000 or 51% during the three months ended June 30, 2019 as compared to the same period in the prior year mainly due to increase in head count and to active trials costs.

Results of Operations during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018

We have not generated any revenue during the six months ended June 30, 2019 or 2018. We have operating expenses related to research and development expenses and general and administrative expenses.

During the six months ended June 30, 2019, we earned a net income of $6,707,000 due to general and administrative expenses of $893,000, research and development expenses of $605,000, income of $1,285,000 from the revaluation of liability related to the warrants, income of $6,927,000 from revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock and financial expenses of $7,000, as compared to a net loss of $4,186,000 for the six months ended June 30, 2018, due to general and administrative expenses of $1,577,000, research and development expenses of $368,000, loss of $823,000 from issuance costs related to April 30, 2018 Series A Convertible Preferred Stock, income of $150,000 from the revaluation of liability related to the warrants, loss of $1,567,000 from revaluation of bifurcated embedded derivative related to Series A convertible Preferred Stock and financial expenses of $1,000 during the six months ended June 30, 2018.

Our general and administrative expenses decreased by $684,000 or 76.4% during the six months ended June 30, 2019 as compared to the same period in the prior year, primarily due to decreased of stock-based compensation and amortization of services receivable expenses. The charges relating to stock-based compensation and services receivable expenses were $180,000 for the six months ended June 30, 2019, compared to an expense of $916,000 for the six months ended June 30, 2018.

Our research and development expenses increased by $237,000 or 64.4% during the six months ended June 30, 2019 as compared to the same period in the prior year mainly due to increase in head count and to active trials costs.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets of $2,249,000 consisting of $1,840,000 in cash and cash equivalents and other current assets of $409,000. As of June 30, 2019, we had property and equipment carried at $74,000, net of $41,000 in accumulated depreciation and lease right-of-use asset of $53,000. We had total assets of $2,335,000 as of June 30, 2019.

As of December 31, 2018, we had current assets of $3,516,000 consisting of $3,464,000 in cash and cash equivalents and other current assets of $52,000. We had property and equipment valued at $73,000, net of $36,000 in accumulated depreciation. We had total assets of $3,553,000 as of December 31, 2018.

As of June 30, 2019, we had $516,000 in current liabilities consisting of $104,000 in accounts payable, $286,000 in other current liabilities, deferred revenues of $100,000 and lease liabilities of $26,000.

As of December 31, 2018, we had $438,000 in current liabilities consisting of $98,000 in accounts payable, $240,000 in other current liabilities and deferred revenues of $100,000.

We had positive working capital of $1,733,000 as of June 30, 2019 compared to positive working capital of $3,078,000 as of December 31, 2018. Our accumulated deficit as of June 30, 2019 and December 31, 2018 was $22,384,000 and $27,222,000, respectively.

As of June 30, 2019, we had $1,234,000 in non-current liabilities consisting of $288,000 in bifurcated embedded derivative related to Series A Convertible Preferred Stock, $4,000 in derivative related to price protection, $190,000 in liability related to warrants to purchase common stock, $27,000 in lease liabilities and $725,000 in liability related to shares to be issued.

We used $1,620,000 in our operating activities during the six months ended June 30, 2019, which was due to a net income of $6,707,000 ,amortization of services receivable of $71,000, stock-based compensation expenses of $109,000, revaluation income of liability related to warrants to purchase common stock of $1,285,000, revaluation income of bifurcated embedded derivative related to the Series A Convertible Preferred Stock of $6,927,000, depreciation expense of $6,000, an increase in accounts payable of $6,000, recording of derivative related to price protection of $4,000, an increase in other current assets of $357,000 and a decrease in other liabilities of $46,000.

We used $1,321,000 in our operating activities during the six months ended June 30, 2018, which was due to a net loss of $4,186,000 partially offset by amortization of services receivable of $814,000, stock-based compensation of $585,000, revaluation income of liability related to warrants to purchase common stock of $150,000, revaluation expense of bifurcated embedded derivative related to the Series A Convertible Preferred Stock of $1,567,000, depreciation expense of $4,000, an increase in accounts payable of $63,000 and an increase in other current assets expenses of $18,000.

Our financing activities during the six months ended June 30, 2018 provided us with $105,000 through collection of a stock subscription receivable. There were no cash flows from financing activities during the six months ended June 30, 2019.

Based upon $1,840,000 of cash held by us on June 30, 2019 we believe that we do not have sufficient cash to allow us to maintain our operations for the next twelve-month period. As of June 30, 2019, we are not in compliance with the Equity Conditions (as defined in our Series A Certificate of Designation) and therefore beginning January 31, 2019, for every 30-days period thereafter, at the request of the purchaser, we might be required to redeem in cash, 1/12th of the outstanding shares of Series A Convertible Preferred Stock, for an amount equal to 110% of the stated value ($10,000) of such shares of Series A Convertible Preferred Stock plus any accrued but unpaid dividends up to the Mandatory Redemption Date (as defined in the Certificate of Designation). As of the date of issuance of these financial statements, the Purchaser has not requested redemption in cash of any shares of Series A Convertible Preferred Stock. Management considered the significance of such conditions in relation to our ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. We believe that in order to execute on our plans we need to raise additional capital, either equity or debt, and there can be no assurance that additional capital will be sufficient to fund our anticipated expenditure requirements to execute on our plans. There is also no assurance that additional capital will be on terms and conditions favorable to us.

The development and commercialization of our products is expected to require substantial expenditures. We have not yet generated material revenues from operations and do not expect to do so in the foreseeable future, and therefore we dependent upon external sources for financing our operations. As of June 30, 2019, we have an accumulated deficit of $22,384,000. In addition, during the six months ended June 30, 2019, excluding the revaluation income of liability related to warrants to purchase common stock in an amount of $1,285,000, and the revaluation of bifurcated embedded derivative in an amount of $6,927,000, we reported losses, and negative cash flows from operating activities.

Funding of Our Research Programs

On October 22, 2014, we entered into a service agreement with the Sheba Academic Medical Center’s hospital (“Sheba”) relating to the use of cannabis to treat myeloma. Within the framework of this service agreement, we conducted pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to this service agreement, we are obligated to pay Sheba $170,000. As of June 30, 2019, we have paid Sheba $66,000 as per Sheba’s payment requests.

In addition, pursuant to another service agreement, we were obliged to pay Sheba $170,000 throughout 2017 and 2018 for conducting the Study for the cream for treatment of psoriasis. As of June 30, 2019, we have paid the entire amount.

Pursuant to a Clinical Trial Agreement, we are obligated to pay the Souraski Medical Center $137,000 for conducting the study for the single-dose, randomized, crossover study to compare the safety, tolerability and pharmacokinetics (PK) of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) vs. buccal Sativex®, in healthy adult volunteers. As of June 30, 2019, we have not made any payments to the Souraski Medical Center.

At present, we use our available working capital to fund these studies.

Our expenditures allocated to our corporate activities conducted through our facilities in Ramat Gan were $24,000 for the six months period ended June 30, 2019 and we expect it will be a total of approximately $49,000 for the year ending December 31, 2019.

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, and in Note 2 to our interim consolidated financial statements as reported in our Quarterly Report on Form 10-Q for the six months period ended June 30, 2019. There have been no changes to the policies reported in the 2018 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2019.

Material Weaknesses and Remediation of Material Weaknesses

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of June 30, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in the Company’s internal control over financing reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment and those criteria, we have concluded that our internal controls over financial reporting were ineffective because of the identification of material weaknesses including lack of sufficient internal accounting personnel, lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the six months ended June 30, 2019. Management has identified corrective actions for the weaknesses and intends to implement procedures to address before mentioned material weaknesses during the remainder of fiscal year 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CEO, Mordechai Bignitz, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of the Company’s CFO, Sigal Russo, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Mordechai Bignitz as CEO, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Sigal Russo as CFO, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	August 13, 2019
Mordechai Bignitz

/s/ Sigal Russo	Chief Financial Officer (Principal Financial and	August 13, 2019
Sigal Russo	Principal Accounting Officer)

