Form 10-Q
period 2019-09-30
OWC Pharmaceutical Research Corp.
filed 2019-11-13
CIK 1431934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 262,333,874 shares of common stock outstanding.

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

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, the “Company”, “OWC,” “we,” “us,” and “our” refer to OWC Pharmaceutical Research Corp., a Delaware corporation, and its consolidated subsidiary, One World Cannabis Ltd., a company organized under the laws of Israel, collectively.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	US dollars (except share data)
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	1,465	3,464
Other current assets	230	52
Total Current Assets	1,695	3,516

Property and equipment, net	31	37
Operating lease right-of-use assets, net	47	-
Total Assets	1,773	3,553

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	286	98
Operating lease liabilities, current	26	-
Other current liabilities	231	240
Deferred revenue	-	100
Total Current Liabilities	543	438

Non-current liabilities:
Operating lease liabilities, non-current	21	-
Liability related to shares to be issued (Note 5(3))	725	725
Liability related to warrants to purchase Common Stock (Note 3)	113	1,475
Embedded derivative related to price protection feature (Note 5B3)	53	-
Bifurcated embedded derivative related to Series A Convertible Preferred Stock, at fair value (Note 3)	12	8,129
Total Liabilities	1,467	10,767

Commitments and Contingencies (Note 5)

Series A Convertible Preferred Stock (Note 4B):

Series A Convertible Preferred Stock, $0.00001 par value; 20,000,000 shares authorized at September 30, 2019 (Unaudited) and December 31, 2018; 429 and 490 shares issued and outstanding at September 30, 2019 (Unaudited) and December 31, 2018, respectively; Aggregate liquidation preference $5,148 at September 30, 2019 (Unaudited) (Note 4B)	4,314	2,226

Stockholders’ Deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2019 (unaudited) and December 31, 2018; 244,477,874 and 150,207,393 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	3	2
Additional paid-in capital	19,677	18,137
Services receivable	(13)	(121)
Common stock subscriptions receivable	(239)	(239)
Accumulated deficit	(23,434)	(27,222)
Accumulated other comprehensive income (loss)	(2)	3
Total Stockholders’ Deficit	(4,008)	(9,440)

Total Liabilities, Series A Convertible Preferred Stock, and Stockholders’ Deficit	1,773	3,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(unaudited)

	US dollars (except share data)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	(168)	(126)	(773)	(493)
General and administrative	(519)	(543)	(1,408)	(2,120)
Other income (Note 5A,1)	100	-	100	-
Total operating expenses	(587)	(669)	(2,081)	(2,613)

Other (expenses) income:

Issuance costs related to April 30, 2018 Redeemable Convertible Series A Preferred Stock (Note 4)	-	-	-	(823)
Revaluation of liability related to warrants to purchase common stock (Note 3)	77	925	1,362	1,075
Revaluation of embedded derivative related to price protection feature (Note 3)	(49)	-	(53)	-
Revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock (Note 3)	274	(1,247)	7,201	(2,814)
Other finance expenses, net	(2)	(1)	(9)	(3)
Total other (expenses) income, net	300	(323)	8,501	(2,565)
Net (loss) income	(287)	(992)	6,420	(5,178)

Other comprehensive loss
Foreign currency translation adjustment	(3)	(2)	(5)	(5)

Comprehensive (loss) income	(290)	(994)	6,415	(5,183)

Dividend on Redeemable Convertible Series A Preferred Stock (Note 4B)	(62)	(69)	(194)	(114)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (Note 4B)	(701)	(804)	(2,438)	(1,336)
Net (loss) income attributable to common stockholders	(1,050)	(1,865)	3,788	(6,628)

Basic and diluted per share amounts:
Basic net (loss) income	$0.00	$(0.01)	$0.02	$(0.04)

Diluted net (loss) income	$0.00	$(0.01)	$0.02	$(0.05)

Weighted average shares outstanding (basic)	232,581,448	147,975,274	196,695,464	147,831,823

Weighted average shares outstanding (diluted)	232,581,448	148,975,274	196,695,464	149,250,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Nine Months Ended September 30, 2019

	Series A Convertible Preferred Stock		Common Stock						Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2018	490	2,226	150,207,393	2	18,137	(121)	(239)	(27,222)	3	(9,440)
Stock-based compensation	-	-	-	-	142	-	-	-	-	142
Amortization of services receivable	-	-	-	-	-	108	-	-	-	108
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-	16,908,217	-	132	-	-	(194)	-	(62)
Accretion of Series A convertible preferred stock to redemption value (see also Note 4B)	-	2,438	-	-	-	-	-	(2,438)	-	(2,438)
Partial conversion of Series A Convertible Preferred stock into common stock (see also Note 4B)	(61)	(350)	77,362,264	1	1,266					1,267
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5)	(5)
Net income	-	-	-	-	-	-	-	6,420	-	6,420
Balance at September 30, 2019 (unaudited)	429	4,314	244,477,874	3	19,677	(13)	(239)	(23,434)	(2)	(4,008)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Nine Months Ended September 30, 2018

	Series A Convertible Preferred Stock			Common Stock							Accumulated
	Shares	Amount		Shares	Amount		Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 31, 2017	-	-		147,758,908	2		16,169	(525)	(344)	(14,517)	6	791

Stock-based compensation	-	-		-	-		690	-	-	-	-	690
Amortization of services receivable	-	-		-	-		-	367	-	-	-	367
Payments received on subscriptions receivable	-	-		-	-		-	-	105	-	-	105
Issuance of Series A redeemable convertible preferred stock, net of fair value of bifurcated embedded derivative, fair value of and detachable warrants, beneficial conversion feature on Redeemable Convertible Series A Preferred Stock and net of issuance costs (see also Note 4B)	500	*	)	-	-		-	-	-	-	-	-
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock (see also Note 4B)	-	-		-	-		773	-	-	-	-	773
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-		242,572	*	)	114	-	-	(114)	-	-
Accretion of Series A redeemable convertible preferred stock to redemption value (see also Note 4B)	-	1,336		-	-		-	-	-	(1,336)	-	(1,336)
Foreign Currency translation adjustment	-	-		-	-		-	-	-	-	(5)	(5)
Net loss	-	-		-	-		-	-	-	(5,178)	-	(5,178)
Balance at September 30, 2018 (unaudited)	500	1,336		148,001,480	2		17,746	(158)	(239)	(21,145)	1	(3,793)

*) Representing an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Three Months Ended September 30, 2019

	Series A Convertible Preferred Stock		Common Stock							Accumulated
	Shares	Amount	Shares	Amount		Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at June 30, 2019 (unaudited)	431	3,628	216,265,874	2		19, 627	(50)	(239)	(22,384)	1	(3,043)
Stock-based compensation	-	-	-	-		33	-	-	-	-	33
Amortization of services receivable	-	-	-	-		-	37	-	-	-	37
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-	12,512,000	*	)	-	-	-	(62)	-	(62)
Accretion of Series A convertible preferred stock to redemption value (see also Note 4B)	-	701	-	-		-	-	-	(701)	-	(701)
Partial conversion of Series A Convertible Preferred stock into common stock (see also Note 4B)	(2)	(15)	15,700,000	1		17					18
Foreign currency translation adjustment	-	-	-	-		-	-	-	-	(3)	(3)
Net Loss	-	-	-	-		-	-	-	(287)	-	(287)
Balance at September 30, 2019 (unaudited)	429	4,314	244,477,874	3		19,677	(13)	(239)	(23,434)	(2)	(4,008)

*) Representing an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

Three Months Ended September 30, 2018

	Series A Convertible Preferred Stock		Common Stock						Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Services Receivable	Common Stock Subscriptions Receivable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at June 30, 2018 (unaudited)	500	532	147,758,908	2	17,527	(194)	(239)	(19,280)	3	(2,181)
Stock-based compensation	-	-	-	-	105	-	-	-	-	105
Amortization of services receivable	-	-	-	-	-	36	-	-	-	36
Dividend on Series A redeemable convertible preferred stock (see also Note 4B)	-	-	242,572	-	114	-	-	(69)	-	45
Accretion of Series A convertible preferred stock to redemption value (see also Note 4B)	-	804	-	-	-	-	-	(804)	-	(804)
Foreign currency translation adjustment									(2)	(2)
Net loss	-	-	-	-	-	-	-	(992)	-	(992)
Balance at September 30, 2018 (unaudited)	500	1,336	148,001,480	2	17,746	(158)	(239)	(21,145)	1	(3,793)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	US dollars
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	6,420	(5,178)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	8	6
Stock-based compensation	142	690
Amortization of services receivable	108	367
Direct and incremental issuance cost related to April 2018 PIPE transaction	-	483
Revaluation of liability related to warrants to purchase common stock	(1,362)	(1,075)
Revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock	(7,201)	2,814
Revaluation of embedded derivative related to price protection feature	53	-
Changes in assets and liabilities:
Decrease in lease right-of-use assets, net	20	-
Decrease in deferred revenue	(100)	-
Decrease (increase) in other current assets	(178)	14
Increase in accounts payable	188	167
Increase in other current liabilities	(70)	(36)
Decrease in lease liabilities	(20)	-
Cash used in operating activities:	(1,992)	(1,748)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(23)
Cash used in investing activities	(2)	(23)

Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock, bifurcated embedded derivative and detachable warrants, net of issuance costs	-	4,918
Proceeds from the payments of stock subscriptions	-	105
Cash provided by financing activities	-	5,023

Foreign currency translation adjustments on cash and cash equivalents	(5)	(5)

Change in cash and cash equivalents	(1,999)	3,247
Balance of cash and cash equivalents at beginning of period	3,464	970
Balance of cash and cash equivalents at end of period	1,465	4,217
Supplemental cash flow information:
Non-cash transactions:
Beneficial Conversion Feature on Redeemable Convertible Series A Preferred Stock	-	773
Issuance costs in form of liability related to warrants	-	117
Dividend on Series A Convertible Preferred Stock	194	114
Accretion of Series A Convertible Preferred Stock to redemption value	2,438	1,336
Partial conversion of shares of Series A Convertible Preferred Stock into shares of common stock	1,267	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1	-	GENERAL

A.	Organizational Background

OWC Pharmaceutical Research Corp. (“OWCP” or the “Company”) was incorporated under the laws of the State of Delaware on March 7, 2008. The Company is a medical cannabis-based research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. The Company is currently engaged in the research and development of cannabis-based medical products (the “Products Prospects”) for the treatment of multiple myeloma, psoriasis, chronic pain syndromes, fibromyalgia PTSD and development of unique delivery systems. These delivery systems include a cannabis-based topical ointment, cannabis sublingual disintegrating tablet and advanced nasal delivery.

The accompanying condensed consolidated financial statements of OWCP and its wholly owned subsidiary One World Cannabis, Ltd. (“OWC” or the “Israeli subsidiary”) were prepared from the accounts of the Company under the accrual basis of accounting.

B.	Liquidity and Going Concern

The development and potential commercialization of the Company’s products is expected to require substantial expenditures. The Company has not yet generated material revenues from operations and therefore is dependent upon external sources for financing its operations. As of September 30, 2019, the Company has an accumulated deficit of $23,434. In addition, in each year since its inception the Company reported losses from operations and negative cash flows from operating activities. Moreover, the Company is not in compliance with the Equity Conditions (as defined in the Company’s Series A Certificate of Designation) and therefore the Purchaser in the April 2018 PIPE transaction (each as defined below) can elect to redeem its outstanding Series A Convertible Preferred Stock in a cash amount that will not allow the Company to maintain its operation for the next 12-month period (see Note 4). Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Until the Company generates sufficient revenues to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

On April 30, 2018, the Company entered into a Securities Purchase Agreement with an investor (the “Purchaser” and “the April 2018 PIPE”), pursuant to which, the Company issued (i) 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock that were initially convertible into 25,000,000 shares of common stock and (ii) Warrants that were eligible for conversion initially into 12,500,000 shares of common stock for an aggregate purchase price of $5,000 (see also Note 4C) (the “April 2018 PIPE”). In addition, during the nine months ended September 30, 2018, the Company received $105 through payment of stock subscriptions.

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

D.	Notice from the OTC

On September 16, 2019, the Company received a Bid Price Deficiency Notice (the “Notice”) from OTC Markets Group that the Company’s bid price had closed below $0.01 for more than 30 consecutive calendar days and thus no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards Section 2.3(2). The Notice stated that, pursuant to Section 4.1 of the OTCQB Standards, the Company was granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If this requirement is not met by December 15, 2019, the Company will be removed from the OTCQB marketplace. On November 7, 2019, the Company’s cure period was extended until February 5, 2020.

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

The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period in the future.

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

Net (Loss) Income Per Share

The Company computes net (loss) income per share in accordance with ASC 260, “Earnings per share”. Basic (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the Series A Convertible Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A Convertible Preferred Stock, which was issued on April 30, 2018 was excluded from the computation of the net loss per share for the three and nine months ended September 30, 2018 and three months ended September 30, 2019.

Diluted (loss) income per common share is computed similar to basic (loss) income per share, except that the denominator is increased to include the number of additional potential shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. Potential shares of common stock are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential shares of common stock consist of stock options, certain stock warrants and restricted stock awards issued under the Company’s 2016 Plan and their potential dilutive effect is considered using the treasury method and of the Series A Convertible Preferred Stock, certain stock warrants, bifurcated embedded derivative related to the Series A Convertible Preferred Stock and embedded derivative related to price protection feature which their potential dilutive effect is considered using the “if-converted method”.

The net (loss) income attributable to common stockholders and the weighted average number of shares used in computing basic and diluted net (loss) income per share for the three and nine months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended September 30,
	2019	2018
	Unaudited

Numerator:
Net (loss) income	$(287)	$(992)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(701)	(804)
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(62)	(69)

Net (loss) income attributable to common stockholders for basic and diluted net (loss) income per share	$(1,050)	$(1,865)

Denominator:
Shares of common stock used in computing diluted net loss (income) per share	232,581,448	147,975,274

Net (loss) income per share of common stock from continuing operations, basic	$0.00	$(0.01)
Net (loss) income per share of common stock from continuing operations, diluted	$0.00	$(0.01)

	Nine Months Ended September 30,
	2019	2018
	Unaudited

Numerator:
Net (loss) income	$6,420	$(5,178)
Accretion of Redeemable Convertible Series A Preferred Stock to redemption value (*)	(2,438)	(1,336)
Dividend on Redeemable Convertible Series A Preferred Stock (**)	(194)	(114)

Net (loss) income attributable to common stockholders for basic net (loss) income per share	$3,788	$(6,628)
Revaluation of liability related to warrants to purchase common stock	-	(1,075)

Net (loss) income attributable to common stockholders for diluted net loss per share	$3,788	$(7,703)

Denominator:
Shares of common stock used in computing basic net (loss) income per share	196,695,464	147,831,823
Incremental shares from assumed exercise of warrants to purchase common stock	-	1,418,569

Shares of common stock used in computing diluted net (loss) income per share	196,695,464	149,250,393

Net (loss) income per share of common stock from continuing operations, basic	$0.02	$(0.04)
Net (loss) income per share of common stock from continuing operations, diluted	$0.02	$(0.05)

(*)	As discussed in Note 4, the Company shall be required to offer to redeem 1/12 of the Series A Preferred Stock 270 days following the closing date and every 30 days thereafter throughout the remaining of the term. In addition, in the event the Investor desires to have all or portion of its Series A Preferred Stock redeemed, it shall be redeemed for an amount equal to 110% of the Stated Value of such Series A Preferred Stock plus any unpaid accrued dividend to the mandatory redemption day, and may be redeemed in cash, or by the sole discretion of the Company, in the Company’s Common Stocks, following to the terms as defined in the Certificate of Designation.

(**)	The net loss used for the computation of basic and diluted net loss per share for the three and nine months periods ended September 30, 2019, includes the preferred dividend requirement of 5% per share per annum for the Series A Preferred Stock, which shall be due and payable in cash or in Common Stock of the Company in the sole discretion of the Company, as defined in the certificate of designation (see also Note 4B).

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

For the three and nine months ended September 30, 2019, diluted net loss per share excludes the impact of stock options, stock warrants and Series A Convertible Preferred Stock totaling 46,935,469 and 47,213,861 shares, respectively, as the effect of their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2018, diluted net loss per share excludes the impact of stock options, certain stock warrants, restricted stock awards, Series A Convertible Preferred Stock and bifurcated embedded derivative related to the contingent redemption feature of the Series A Convertible Preferred Stock totaling 73,210,393 and 58,210,393 shares, respectively, as the effect of their inclusion would be anti-dilutive.

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

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the condensed consolidated balance sheets.

The components of lease costs, lease term and discount rate are as follows:

Nine Months Ended
September 30, 2019
(unaudited)
Operating lease cost:
Vehicles	20
20
Remaining Lease Term
Vehicles	1.3-2.3 years

Weighted Average Discount Rate
vehicles	5%

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2019:

Period:
The remainder of 2019	7
2020	28
2021	16
Total operating lease payments	51
Less: imputed interest	4
Present value of lease liabilities	47

B.	In June 2018, the FASB issued Accounting Standard Update 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

In addition, ASU 2018-07 includes certain Non-Public Entity-Specific Amendments.

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

The adoption of ASU 2018-07effective January 1, 2019, did not have a significant impact on the Company’s consolidated financial statements.

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

The Warrants and bifurcated embedded derivative related to Series A convertible Preferred Stock and embedded derivative related to price protection feature have been classified at Level 3.

In estimating the fair value of the Warrants as of September 30, 2019 and December 31, 2018, the Company used the following assumptions:

12,500,000 Purchaser Warrants:

	September 30, 2019	December 31, 2018

Risk-free interest rate (1)	1.56%	2.49%
Expected volatility (2)	218.4%	214.5%
Expected life (in years) (3)	3.58	4.33
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.009	$0.1

2,500,000 Newbridge Warrants:

	September 30, 2019	December 31, 2018

Risk-free interest rate (1)	1.68%	2.47%
Expected volatility (2)	108.0%	219.9%
Expected life (in years) (3)	1.58	2.33
Expected dividend yield (4)	0%	0%
Fair value per Warrant	$0.0002	$0.09

1	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the warrants.

3	Expected life - the expected life was based on the expiration date of the warrants.

4	Expected dividend yield - was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:	FAIR VALUE MEASUREMENTS (Cont.)

The Level 3 liabilities associated with the April 2018 PIPE warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2019:

Fair value of liability related to warrants

Balance at December 31, 2018	$1,475
Revaluation of warrants to purchase Common Stock recognized in earnings	(1,362)

Balance at September 30, 2019 (unaudited)	$113

In estimating the fair value of the bifurcated embedded derivative related to Series A Convertible Preferred Stock, the Company used the following assumptions:

	September 30, 2019	December 31, 2018

Risk-free interest rate (1)	1.83%	2.62%
Expected volatility (2)	106.17%	82.65%
Expected life (in years) (3)	0.5	1.01

1.	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2.	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the contingent redemption feature.

3.	Expected life - the expected life was based on the expiration date of the contingent redemption feature.

The Level 3 liabilities associated with the April 2018 PIPE bifurcated embedded derivatives are measured at fair value on a recurring basis. The following tabular presentation reflects the components of such liability associated with such bifurcated embedded derivatives for the nine months ended September 30, 2019:

Fair value of bifurcated embedded derivative

Balance at December 31, 2018	$8,129
Revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock recognized in earnings	(7,201)
Partial conversion of Preferred Stock into shares of common stock	(916)

Balance at September 30, 2019 (unaudited)	$12

The revaluation is resulted mainly due to reduction in the Company’s share price during the nine months ended September 30, 2019.

In estimating the fair value of the embedded derivative related to price protection feature, the Company used the following assumptions:

September 30, 2019

Risk-free interest rate (1)	1.83%
Expected volatility (2)	106.17%
Expected life (in years) (3)	0.5

1.	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

2.	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the price protection feature.

3.	Expected life - the expected life was based on the expiration date of the price protection feature.

The Level 3 liabilities associated with the embedded derivative related to price protection feature are measured at fair value on a recurring basis. The following tabular presentation reflects the components of such liability associated with such embedded derivatives for the nine months ended September 30, 2019:

Fair value of embedded derivative

Balance at December 31, 2018	$-
Revaluation of embedded derivative related to price protection feature recognized in earnings	53

Balance at September 30, 2019 (unaudited)	$53

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3:	FAIR VALUE MEASUREMENTS (Cont.)

The Company’s management is measuring the fair value of the 2018 Private Placement warrants issued to the Purchaser and Newbridge Securities Corporation, through LifeTech Capital, the placement agent for the April 2018 PIPE (“Newbridge”) the bifurcated embedded derivative related to Series A Convertible Preferred Stock and the embedded derivative related to price protection feature by using the services of external independent appraiser.

During the period commencing April 30, 2018 and ended September 30, 2019, no warrants have been exercised. As of September 30, 2019, there were 15,000,000 outstanding unexercised Warrants (including Warrants issued to both the Purchaser and Newbridge) related to the April 2018 PIPE.

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

When the obligation for accrued dividend is settled through the issuance of the Company’s common stock and the number of shares to be issued to the Purchaser is considered as fixed and determinable, the accrued dividend is recorded as additional paid-in capital versus deduction of accumulated deficit. As of September 30, 2019, accrued dividend of $61 will be settled through issuance of the Company’s common stock but the number of shares to be issued to the Purchaser is not considered as fixed and determinable, thus such accrued dividend was recorded as accrued liability.

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

During the period commencing January 1, 2019 through September 30, 2019, the Company recorded $194 as dividend on Series A Convertible Preferred Stock, of which $133 represents dividend that was paid through September 30, 2019 by issuance of 16,908,217 shares of common stock (as of September 30, 2019 the Company has an obligation to issue 6,642,441 additional shares of common stock, which arefixed and determinable). The remainder of $62 will be settled through issuance of the Company’s common stock but the number of shares to be issued to the Purchaser is not considered as fixed and determinable, thus such accrued dividend was recorded as part of other current liabilities as of September 30, 2019.

●	Liquidation. In the event of a Liquidation, the holders of Series A Convertible Preferred Stock (“Holders”) shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any other shares of capital stock of the Company (“Junior Stock”), but pari passu with any Parity Stock (preferred shares that are pari passu rank to the Series A convertible Preferred Stock in respect of the preferences as to dividends, redemption rights, distributions and payments upon the liquidation, dissolution and winding up of the Company then outstanding), an amount per Series A Convertible Preferred Stock equal to the greater of (A) the Liquidation Preference thereof on the date of such payment and (B) the Bankruptcy Redemption Amount (as such term is defined in the Series A Certificate of Designation), provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of Parity Stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series A Convertible Preferred Stock and all holders of shares of Parity Stock. As of September 30, 2019, the aggregate Liquidation Preference amounted to $5,148 (unaudited).

●	Voting Rights. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters requiring a vote of the shareholders of the Company as a single stock, and each holder of the Series A Convertible Preferred Stock is entitled to vote the number of shares of common stock into which such holders Series A Convertible Preferred Stock would be convertible into as of the record date, subject to a beneficial ownership limitation of 4.99%.

●	Conversion. The 500 issued shares of the Company’s Series A Convertible Preferred Stock were initially convertible into 25,000,000 shares of the Company’s common stock at a conversion price of $0.20, subject to adjustment pursuant to the anti-dilution provisions of the Series A Convertible Preferred Stock as provided in the Series A Certificate of Designation. On November 27, 2018, the conversion price was adjusted as result of occurrence of the Trigger Event (see also Note 4C). The Series A Convertible Preferred Stock have a beneficial ownership limitation such that none of the holders of the Series A Convertible Preferred Stock have the right to convert the Series A Convertible Preferred Stock to the extent that after giving effect to such conversion, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. However, by written notice to the Company, a holder of the Series A Convertible Preferred Stock may waive the Maximum Percentage provision, when such notice will be effective 61 calendar days after the notice date.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

Due to the Trigger Event as discussed below, the conversion price was adjusted to an amount equal to (A) 75% of the quotient determined by dividing (x) the sum of the 3 lowest Closing Prices of the shares of common stock during the period beginning 10 Trading Days prior to such Triggering Event Conversion Date and ending 3 Trading Days after the shares of shares of common stock are received into Holder’s brokerage account and fully cleared for trading, by (y) 3, minus (B) $0.01.

From January 1, 2019 through September 30, 2019, the Purchaser converted an aggregate of 61 shares of Preferred Stock into an aggregate of 77,362,264 shares of the shares of common stock at the conversion prices in effect on the respective conversion dates. Consequently, the Company reclassified an amount of $916 out of the bifurcated embedded derivative related to optional conversion feature upon triggering event, and amount of $350 out of the mezzanine, into the equity.

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

As of September 30, 2019, the Company is not in compliance with the Equity Conditions and therefore beginning January 31, 2019 for every 30-days period thereafter, at the request of the purchaser, the Company might be required to redeem in cash, 1/12th of the outstanding shares of Series A Convertible Preferred Stock for an amount equal to 110% of the stated value ($10) of such shares of Series A Convertible Preferred Stock plus any accrued but unpaid dividends up to the Mandatory Redemption Date. As of the date of issuance of these financial statements, the Purchaser has not requested redemption in cash of any shares of Series A Convertible Preferred Stock.

C.	Securities Purchase Agreement

On April 30, 2018 (the “Initial Date”), the Company consummated a private placement transaction (the “April 2018 PIPE”) by entering into a Securities Purchase Agreement (the “Agreement”) with a non-US-based institutional investor (the “Purchaser”), pursuant to which, the Company sold and the Purchaser bought, (i) 500 shares of Preferred Stock designated as Series A Convertible Preferred Stock (the “Preferred Stock”), which were initially convertible into 25,000,000 shares of common stock at a conversion price of $0.20 per share, (the conversion price has been adjusted due to the Trigger Event described below), subject to adjustment pursuant to the anti-dilution provisions of the Preferred Shares, and (ii) Warrants (the “Warrants”) representing the right to initially acquire 12,500,000 shares of common stock over a period of five years from the Initial Date at an exercise price of $0.22 per share, which is subject to certain adjustments including anti-dilution provisions (since the Initial Date through September 30, 2019, no adjustments have been made to the exercise price), for an aggregate purchase price of $5,000.

The Company engaged Newbridge as exclusive placement agent for the aforesaid Agreement, pursuant to which the Company was required to pay a cash fee to Newbridge and issued to them warrants to purchase 2,500,000 shares of common stock (or 10% of the aggregate number of fully diluted shares of common stock that have been purchased by an Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions (since the Initial Date through September 30, 2019, no adjustments have been made to the exercise price). In addition, the Company is also obligated to pay Newbridge a warrants solicitation fee equal to 4% of the gross proceeds received by the Company upon cash exercise of any Warrants purchased by the Purchaser in connection with the Agreement (since the Initial Date through September 30, 2019, no solicitation fee was earned).

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

Due to the aforesaid Trigger Event, the conversion price was adjusted to an amount equal to (A) 75% of the quotient determined by dividing (x) the sum of the 3 lowest Closing Prices of the shares of common stock during the period beginning 10 Trading Days prior to such Triggering Event Conversion Date and ending 3 Trading Days after the shares of shares of common stock are received into Holder’s brokerage account and fully cleared for trading, by (y) 3, minus (B) $0.01.

The Warrants are considered a freestanding instrument, as the Company believes they are legally detachable and separately exercisable.

As defined in the Agreement, upon certain changes in control events, the Purchaser may elect to receive cash equal to the Black-Scholes value of the outstanding Warrants. Consequently, the Warrants were accounted for and recognized as a non-current financial liability on the consolidated balance sheet under ASC 815-40-25 and were measured at fair value at the initial date and subsequently the Warrants are marked to market in each reporting period until they are exercised or expired, as earlier, with changes in the fair value of the Warrants charged into the statement of comprehensive loss. Thus, the Warrants amounting to $113 and $1,475 were measured at fair value on September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, the Company recorded income in total amount of $77 and $1,362, respectively, due to revaluation of Warrants to purchase shares of shares of common stock in the statement of operations and comprehensive loss as separate line (see also Note 3).

In addition, at the Initial Date, the Company identified several embedded features which require separate accounting as derivatives under ASC 815-15. Nevertheless, except specific embedded feature relating to contingent redemption feature in case of other than upon bankruptcy triggering event, the Company determined that all remaining embedded features should not bifurcated from the host contract or the probability of occurrence of such embedded features is low and therefore the fair value of such embedded features was determined to be immaterial upon initial recognition. In addition, the Company determined that the Trigger Event is considered as optional conversion feature upon triggering event that should be estimated at fair value. Thus, the bifurcated embedded derivatives amounting to $12 and $8,129 were measured at fair value on September 30, 2019 and December 31, 2018, respectively. The change in the fair value is resulted from revaluation of the bifurcated embedded derivatives in total amount of $274 and $7,201 which was recognized under other income in the statement of comprehensive loss in a separate line for the three and nine months ended September 30, 2019, respectively. In addition, upon a partial conversion of 61 shares of Series A Convertible Preferred Stock into 77,362,264 shares of common stock, a relative portion of $916 out of the bifurcated embedded derivative related to optional conversion feature upon triggering event, and an amount of $350 out of the mezzanine were reclassified to equity.

Under ASC 480-10-S99 “Distinguishing Liabilities from Equity,” since the Series A Convertible Preferred Stock have conditional redemption provisions which are outside of the control of the Company and also contain a deemed liquidation preference, the Preferred Stock were classified as mezzanine financing at the initial measurement date at the residual amount, which is the difference between the total proceeds received, the fair value of the Warrants, the fair value of the embedded derivative related to the contingent redemption of Series A Convertible Preferred Stock and after consideration with the amount related to the BCF. Subsequently, the Company accretes changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology. Changes in the redemption value are considered as changes in accounting estimates.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

The below table outlines the change in the mezzanine account during the nine months ended September 30, 2019

Nine months ended September 30, 2019
Unaudited

Balance at December 31, 2018	$2,226
Accretion of Preferred Stock to redemption value	2,438
Partial conversion of Preferred Stock into shares of common stock	(350)
Balance at September 30, 2019	$4,314

D.	Stock-based compensation

1.	In 2019, the Company approved the Amended and Restated 2016 Employee Incentive Plan (the “2016 Plan”) which provides for the issuance of common stock, stock options and other stock-based awards to employees, officers, directors, consultants, and advisors. The number of shares reserved for issuance under the 2016 Plan is 36,000,000 shares of common stock.

2.	Stock options grants:

A.	On January 14, 2019, the Company granted stock options exercisable into 500,000 shares to several employees under the 2016 Plan at an exercise price of $0.22 per share. The stock options become vested over a three-year period from the date of grant. The stock options shall vest 1/3 one year from the grant date and the remaining 2/3 on a quarterly basis (8.33% per quarter). The Company used the Black-Scholes-Merton pricing model to estimate the fair value of the stock options by taking into account assumptions as follows: expected dividend yield of 0%; risk-free interest rate of 2.51%; expected volatility of 252% and expected term of 4.46 years. The fair value of the stock options at the grant date was $64 (50% out of it relates to employee who left the company after the grant was performed).

B.	On January 14, 2019, the Company granted stock options exercisable into 1,500,000 shares to its Chief Scientific Officer under the 2016 Plan at an exercise price of $0.05 per share. 33% of the stock options vested on February 18, 2019 and the remaining 1,000,000 stock options will vest over a 2-year period commencing on the first quarter after the first vesting event, in equal quarterly installments of 125,000 stock options per quarter. The Company used the Black-Scholes-Merton pricing model to estimate the fair value of the stock options by taking into account assumptions as follows: expected dividend yield of 0%; risk-free interest rate of 2.51%; expected volatility of 286% and expected term of 3.35 years. The fair value of the stock options at the grant date was $194.

C.	On February 4, 2019, the Company granted stock options exercisable into 1,500,000 shares to its Chief Financial Officer, under the 2016 Plan at an exercise price of $0.22 per share. The stock options shall vest over a 3-year period from the vesting start date, such that approximately 166,656 stock options shall vest upon the 1-year anniversary of the start date and the remaining stock options shall vest in 8 equal quarterly instalments thereafter. The Company used the Black-Scholes-Merton pricing model to estimate the fair value of the stock options by taking into account assumptions as follows: expected dividend yield of 0%; risk-free interest rate of 2.51%; expected volatility of 252% and expected term of 4.49 years. The fair value of the stock options at the grant date was $151.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	-	SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (Cont.)

3.	The following tables present a summary of the status of the grants to employees, officers and directors as of September 30, 2019:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Options outstanding at December 31, 2018	27,250,000	$0.05	8.0	$1,453
Granted	3,500,000	$0.15	-	-
Forfeited	(2,000,000)	$0.05	-	-
Options outstanding at September 30, 2019	28,750,000	$0.06	7.47	$-
Options exercisable at September 30, 2019	26,250,000	$0.05	7.37	$-

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s shares common stock on the last traded day of third fiscal quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount is impacted by the changes in the fair value of the Company’s shares as of September 30, 2019.

4.	The following table summarizes information about stock options outstanding at September 30, 2019:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life (years)	Shares	Weighted average exercise price

$0.05	27,000,000	$0.05	7.42	26,250,000	$0.05
$0.22	1,750,000	$0.22	9.35	-	$-
Total Shares	28,750,000	$0.06	7.54	26,250,000	$0.05

5.	As of September 30, 2019, there was $90 of total unrecognized compensation cost related to non-vested stock options granted under the 2016 Plan. This cost is expected to be recognized over a weighted-average period of 1.10 years.

6.	The total equity-based compensation expense related to all the Company’s equity-based awards issued to employees, recognized for the three and nine months ended September 30, 2019 amounted to $33 and $142, respectively. The expense for the three and nine months ended September 30, 2019 is net of credit from reversal of previous expense on forfeited option. These expenses have been recorded as general and administrative expenses as part of the statement of comprehensive loss.

7.	On December 12, 2017, the Company entered into a new agreement with a service provider, Lyons Capital LLC, pursuant to which the service provider rendered services in February 2018 relating to the 2018 Wall Street Conference at the Deerfield Beach Florida Hilton and sponsorship in the conference for consideration of 150,000 fully vested restricted shares of common stock of the Company. The grant was accounted for under ASC 505-50 “share-based payment arrangement with nonemployees”, when the fair value of the grant amounting to $72 was recorded as part of general and administrative expenses for the year ended December 31, 2018. As of September 30, 2019, the aforesaid shares have not been issued by the Company.

E.	Common stock subscriptions receivable

In January 2018, the Company received a cash payment of $105 for common stock subscriptions receivable from a former employee.

F.	Amortization of services receivable

Prior to January 1, 2019, the Company had granted stock awards to non-employees that are being recognized ratably over the requisite service periods. The Company recognized amortization of services receivable of $37 and $108 for the three and nine months ended September 30, 2019, respectively. Unamortized services receivable of $13 as of September 30, 2019, will be recognized ratable over the remainder of 2019.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES

A.	Commitments

1.	On October 11, 2015, OWC entered into a memorandum of understanding with Medmar LLC (“Medmar”) for the purpose of granting an exclusive, non-transferable, royalty-bearing license, to manufacture, produce, publicize, promote and market the licensed products described therein in the State of Hawaii and the State of Pennsylvania, pursuant to which Medmar has paid $50 to OWC. On February 8, 2016, OWC and Medmar II, an affiliate of Medmar, executed a right of first refusal agreement providing Medmar certain rights in connection with the commercialization of OWC’s Cannabis-Based Medical Products in other states in the USA, pursuant to which Medmar has paid an additional $50 to OWC.

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

As of September 30, 2019 the Company has no performance obligation in connection to the license in the State of Hawaii and the State of Pennsylvania and the right of first refusal and therefore an amount of $100 was recognized as other income in the Consolidated Statement of Operations and Comprehensive Income (Loss) and not under the scope of ASC 606 as it is not related to relationship with unrelated party on recurring basis or normal course of business

2.	In August 2017, OWC engaged PharmItBe Ltd, a company specializing in pharmaceutical research and development to develop and produce a second generation of its cannabis soluble tablet. This development was completed during the second quarter of 2018. The production of the cannabis soluble tablet for the purpose of clinical trials was completed during the fourth quarter of 2018. OWC recorded research and development expenses of $119 during the nine months ended September 30, 2018.

3.	On November 3, 2016, OWC entered into a Joint Venture Memorandum of Understanding with Michepro Holding Ltd. (“EU Partner”), (“JV” or “MOU”). The EU Partner and OWC have agreed as follows: (i) to establish a strategic marketing and distribution alliance to promote the sale of OWC’s Products in the European Union; (ii) the interest of the parties in the JV shall be held by the parties such that the EU Partner shall hold 25% of such interest and OWC shall hold the remaining 75% of such interest; (iii) OWC shall provide the JV with OWC’s Products for sale and distribution solely in the EU, at prices to be agreed between the parties from time to time; and (iv) EU Partner shall be responsible for the day-to-day management of the JV, at its own costs, and for this purpose shall make available to the JV its knowledge, business connection and personnel, all in order to maximize the sales of OWC’s Products in the EU through the JV. The JV had not commenced operations and did not have any assets or liabilities as of September 30, 2019.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

4.	On August 6, 2015, OWC signed a Memorandum of Understanding with Emilia Cosmetics Ltd. (“Emilia”), a large Israeli private label manufacturer which operates in the field of development, production, manufacturing and packaging of health and beauty products including for treatment of human skin disease, for the development, manufacture and marketing of a cannabis-based topical ointment to treat psoriasis.

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

No sales have been occurred to date and therefore there is no impact on these consolidated financial statements.

5.	On December 29, 2016, OWC entered into a Research Agreement with Medical Research Infrastructure Development and Health Services Fund (the “Fund”) by Chaim Sheba Medical Center (“Sheba”). Pursuant to the Clinical Research Agreement, the Fund shall perform a Phase I, double blind, randomized, placebo-controlled, maximal dose clinical trial (the “Psoriasis Trial”) to determine the safety and tolerability of topical ointment containing MGC (“Medical Grade Cannabis” or the “Drug Trial”) in healthy volunteers, employing the services of Professor Aviv Barzilay, Director of the Department of Dermatology- Chaim Sheba Medical Center, Tel Hashomer, Israel, to lead the Trial (the “Investigator”). The Trial shall be conducted in compliance with the following, as defined in the Research Agreement: (1) the Protocol; (2) the Ministry Guidelines; (3) the instructions and terms specified in the Helsinki Committee’s approval; (4) the ICH-GCP; (5) the Helsinki Declarations; (6) the applicable laws, rules and regulations regulating such Trials which are applicable in Israel; and (7) written instructions and prescriptions issued by OWC and governing the administration of the Drug Trial Pursuant to the Research Agreement, OWC is obliged to pay Sheba $170 for conducting the safety Trial for the ointment, the remainder of payment, $37 was paid through the period of nine months ended September 30, 2019. The amounts of $37 and $117 have been recorded as research and development expenses related to the Trial during the period of nine months ended September 30, 2019 and 2018, respectively.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

6.	On October 22, 2014, OWC entered into a Service agreement with Sheba Academic Medical Center, a hospital in Tel-Aviv, Israel, relating to the use of cannabis to treat multiple myeloma. Within the framework of this Service agreement, OWC is required to conduct pre-clinical studies on multiple myeloma for total payment of $170. During the nine months ended September 30, 2019 and 2018, the Company has not recorded any research and development expenses related to the Service Agreement.

7.	On March 14, 2019, OWC executed a clinical trial agreement (the “Clinical Trial Agreement”) with Souraski Medical Center, a hospital in Tel-Aviv, Israel, relating to a single dose, randomized, crossover study to compare the safety, tolerability and pharmacokinetics (PK) of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) versus buccal Sativex®, in healthy adult volunteers. Pursuant to the Clinical Trial Agreement, OWC is obliged to pay Souraski $137 for conducting the study. The amounts of $137 and $0 have been recorded as research and development expenses related to the research agreement during the period of nine months ended September 30, 2019 and 2018, respectively.

B.	Contingencies

1.	On February 28, 2017, the Company filed an action for alleged legal malpractice against the law firm of Sichenzia Ross Ference Kesner LLP (“Sichenzia Ross”) and Marc J. Ross, Esq. a partner at Sichenzia Ross in New York State Supreme Court in New York County. The Company’s claims arise out of legal services allegedly negligently performed by Ross and Sichenzia Ross. The Company brought the action seeking recovery of monetary damages noted above due to the defendants’ alleged failure to exercise a professional standard of care in their representation of OWCP. The action is currently pending in the Supreme Court of the State of New York, County of New York and is in the discovery phase.

2.	The Company has also sued certain individuals in the Supreme Court of the State of New York regarding defaulted loan obligations related to 2,354,480 shares of its common stock previously granted to them. The matter has been settled as against certain individuals, while the Company is still pursuing its claims against one individual for an outstanding sum of approximately $15. The Company is currently monitoring the payment of the settlement funds amounting to $121 which are included as part of common stock Subscriptions Receivable.

3.	On December 6, 2018, the Company has entered into a Settlement Agreement with the “Plaintiff”, in the Tel Aviv Regional Court of Labor, pursuant to which subject to receiving a withholding tax certificate from the Plaintiff, the Company will issue to the Plaintiff a number of shares of the Company’s common stock at an aggregate value of $725 on the issuance date. The price per share will be determined based on the average closing price of the share during the three business days preceding the issuance date of the shares.

OWC PHARMACEUTICAL RESEARCH CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	-	COMMITMENTS AND CONTINGENCIES (Cont.)

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

On June 19, 2019, the withholding tax certificate has been received by the Company. The Company has not yet issued any shares to the Plaintiff due to an issue that still in progress between the parties. As the obligation will be settled only through the issuance of the Company’s common stock and as of September 30, 2019 the number of shares to be issued to the Plaintiff cannot be considered as fixed and determinable, a liability related to shares to be issued was presented as non-current in total amount of $725.

In addition, upon providing the withholding tax certificate, the Plaintiff is entitled to receive the shares. Consequently, the Company recorded a derivative in total amount of $53 relating to the price protection feature.

NOTE 6	-	SUBSEQUENT EVENTS

A.	Reverse stock split

On November 5, 2019, the Company’s Board of Directors authorized the Company’s officers, subject to required approval of the Company’s stockholders, to take necessary actions to effect a reverse stock split of the Company's outstanding Common Stock, $0.00001 par value per share, at any ratio up to 1-for-700, at such time as the Company's Board of Directors shall determine, in its sole discretion, prior to December 31, 2020. On November 8, 2019 the Company filed Schedule 14A.

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

Overview

We are an early stage medical cannabis research and development company that applies conventional pharmaceutical research protocols and disciplines to the field of medical cannabis with the objective of establishing a leadership position in the research and development of medical cannabis therapies, products and delivery technologies. We are currently engaged in the research and development and have conducted trials on the efficacy of cannabis-based medical products (the “Cannabis-Based Medical Products”) commencing with our cannabis-based topical ointment for the treatment of psoriasis. In addition, we also are pursuing the use of our Cannabis-Based Medical Products for the treatment of multiple myeloma, post-traumatic stress disorder (“PTSD”), chronic pain and fibromyalgia, and have made significant advancements in the development of a cannabis soluble tablet delivery system that could have applications for other indications. We are also capable of providing consulting and advisory services to governmental and private entities to assist them with developing and implementing tailor-made, comprehensive medical cannabis programs, although we have not generated significant revenues from such services to date.

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

On January 29, 2019, we executed a Clinical Trial agreement with the Souraski Medical Center Fund in Tel Aviv to perform a Single-Dose, Randomized, Crossover Study to compare the Safety, Tolerability and Pharmacokinetics of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) with Buccal Sativex®, in Healthy Adult Volunteers. This Clinical Trial Agreement (the “Agreement”) is entered into by and among One World Cannabis Ltd. and The Medical, Infrastructure and Health Services Fund of the Tel Aviv Medical Center, Israel, and Prof. Jacob Ablin M.D. as the Principal Investigator. The primary objectives of the study are to:

1.	Investigate the pharmacokinetics profile of THC, 11-OH THC and CBD following a single sublingual dose of MGC-ODT.

2.	Compare the pharmacokinetic profiles of THC, THC metabolite 11-hydroxy-THC and CBD following a single administration of the investigational MGC-ODT vs. Sativex® Oromucosal Spray (“Sativex®”).

3.	Monitor and compare the safety and tolerability of the MGC-ODT and Sativex® in the participating subjects.

On April 15, 2019 we commenced the study. On September 25, 2019, we received Top Line Results (“TLR”) of our single-dose, randomized, crossover study to compare the safety, tolerability and pharmacokinetics (PK) of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) vs. buccal Sativex®, in healthy adult volunteers. The study was conducted at the Sourasky Medical Center in Tel Aviv. In this study, participants were administered randomly, either Sativex® (5.4 mg THC, 5.0 mg CBD) or OWC-ODT (4.2 mg THC, 5 mg CBD), and then crossed over, with a minimum interval of two weeks. We collected Plasma in the 24 hours following drug administration, at pre-determined time points while monitoring side effects. The concentrations of THC, CBD and 11-OH-THC were quantified, and their plasma PK determined.

The TLR showed that both MGC-ODT and Sativex® administration had comparable mean times of peak concentration and half-life and elimination rates for each of the three analytes (THC, THC metabolite 11-hydroxy-THC and CBD). The results indicated dose-related comparability of both products in both rate of absorption and bioavailability. The incidence of treatment related adverse events (“AEs”) were similar between the treatments.

The most common treatment related AEs were hunger (reported in 25% of subjects treated with MGC-ODT), thirst (reported in 18.75% and 6.25% of subjects treated with MGC-ODT and Sativex®, respectively), dizziness (reported in 18.75% and 18.75% of subjects treated with MGC-ODT and Sativex®, respectively) and dysgeusia (reported in 12.5% and 25% of subjects treated with MGC-ODT and Sativex®, respectively). Administration of MGC-ODT was judged to be well tolerated and no unexpected safety signals were observed.

Our TLR conclusions were that MGC-ODT has a tolerable safety profile and appeared to have similar PK and bioavailability as Sativex®. Based on such top line data, OWC intends to apply to the Israel Ministry of Health to obtain necessary approvals to market its Medical Grade Cannabis - Orally Disintegrating Tablets in Israel.

On September 16, 2019, we received a Bid Price Deficiency Notice (the “Notice”) from OTC Markets Group that our bid price had closed below $0.01 for more than 30 consecutive calendar days and thus no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards Section 2.3(2). The Notice stated that, pursuant to Section 4.1 of the OTCQB Standards, we was granted a cure period of 90 calendar days during which the minimum closing bid price for our common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If this requirement is not met by December 15, 2019, the Company will be removed from the OTCQB marketplace. On November 7, 2019, our cure period was extended until February 5, 2020.

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

Commencing January 1, 2019 through September 30, 2019, the Purchaser converted an aggregate of 61 shares of Preferred Stock into an aggregate of 77,362,264 shares of the common stock at the conversion prices in effect on the respective conversion dates. Since September 30, 2019 through November 12, 2019, the Purchaser converted an additional two shares of Preferred Stock into an aggregate of 17,856,000 Shares of common stock at the conversion prices in effect on the respective conversion dates.

Newbridge Securities Corporation, through LifeTech Capital (“Newbridge”), acted as exclusive placement agent for the April 2018 PIPE and we were obligated to pay a cash fee of $375,000 to Newbridge and issue to them warrants to purchase 2,500,000 shares of common stock (or 10% of the aggregate number of fully diluted shares of common stock that have been purchased by the Purchaser) over a period of three years from the Initial Date at an exercise price of $0.20 per share, which is subject to certain adjustments including anti-dilution provisions. In addition, we are also obligated to pay Newbridge a warrant solicitation fee equal to 4% of the gross proceeds that we receive upon cash exercise of any Warrants purchased by the Purchaser in connection with the Agreement (since the Initial Date through September 30, 2019, no solicitation fee was earned as no warrants were exercised).

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

The accounting effects of the April 2018 PIPE transaction for the nine months ended September 30, 2019 are discussed in Note 4 to our Consolidated Financial Statements included herein.

Going Concern

The development and commercialization of our products is expected to require substantial expenditures. We have not yet generated material revenues from operations and therefore are dependent upon external sources for financing our operations. In addition, in each year since our inception we reported losses from operations and negative cash flows from operating activities. Moreover, we might be required to redeem shares of our Series A Convertible Preferred Stock in a cash amount that will not allow us to maintain our operations for the next twelve months. This means that there is substantial doubt that we can continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. Accordingly, we must raise capital from sources other than the actual sale of the products. We must raise capital to implement our projects and stay in business. There can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to us, or otherwise, and/or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to continue as a going concern.

Our lack of operating history and our obligation to the holders of our Series A Convertible Preferred Stock may make it difficult to raise capital. Our inability to borrow funds or raise equity capital to facilitate our business plan may have a material adverse effect on our financial condition and future prospects.

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

Results of Operations

Results of Operations during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018

We have not generated any revenue during the three months ended September 30, 2019 or 2018. We have operating expenses related to research and development expenses and general and administrative expenses.

During the three months ended September 30, 2019, we had a net loss of $287,000 due to general and administrative expenses of $519,000, research and development expenses of $168,000, other income of $100,000, income of $77,000 from the revaluation of liability related to the warrants, income of $274,000 from revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock, loss of $49,000 from revaluation of embedded derivative related to price protection feature and financial expenses of $2,000, as compared to a net income of $992,000 for the three months ended September 30, 2018, due to general and administrative expenses of $543,000, research and development expenses of $126,000, income of $925,000 from the revaluation of liability related to the warrants, loss of $1,247,000 from revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock and financial expenses of $1,000 during the three months ended September 30, 2018.

Our general and administrative expenses decreased by $24,000 or 4.4% during the three months ended September 30, 2019 as compared to the same period in the prior year, primarily due to decreased of stock-based compensation and amortization of services receivable expenses. The charges relating to stock-based compensation and services receivable expenses were $70,000 for the three months ended September 30, 2019, compared to an expense of $141,000 for the three months ended September 30, 2018.

Our research and development expenses decreased by $42,000 or 33% during the three months ended September 30, 2019 as compared to the same period in the prior year, primarily due to increase in head count and to active trials costs.

Results of Operations during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018

We have not generated any revenue during the nine months ended September 30, 2019 or 2018. We have operating expenses related to research and development expenses and general and administrative expenses.

During the nine months ended September 30, 2019, we had a net income of $6,420,000 due to general and administrative expenses of $1,408,000, research and development expenses of $773,000, other income of $100,000, income of $1,362,000 from the revaluation of liability related to the warrants, income of $7,201,000 from revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock, loss of $53,000 from revaluation of embedded derivative related to price protection feature and financial expenses of $9,000, as compared to a net loss of $5,178,000 for the nine months ended September 30, 2018, due to general and administrative expenses of $2,120,000, research and development expenses of $493,000, expense of $823,000 from issuance costs related to April 30, 2018 Series A Convertible Preferred Stock, income of $1,075,000 from the revaluation of liability related to the warrants, expense of $2,814,000 from revaluation of bifurcated embedded derivative related to Series A Convertible Preferred Stock and financial expenses of $3,000 during the nine months ended September 30, 2018.

Our general and administrative expenses decreased by $712,000 or 50.5% during the nine months ended September 30, 2019 as compared to the same period in the prior year, primarily due to decreased stock-based compensation and amortization of services receivable expenses. The charges relating to stock-based compensation and services receivable expenses were $250,000 for the nine months ended September 30, 2019, compared to an expense of $1,057,000 for the nine months ended September 30, 2018, the expense decreased due to the end of vesting period of the previously granted options.

Our research and development expenses increased by $280,000 or 56.7% during the nine months ended September 30, 2019 as compared to the same period in the prior year mainly due to increase in head count and to active trials costs.

The income from revaluation of bifurcated embedded derivative related to Series A convertible Preferred Stock increased by $6,126,000 or 670% is due to reduction in our share price.

Liquidity and Capital Resources

As of September 30, 2019, we had current assets of $1,695,000 consisting of $1,465,000 in cash and cash equivalents and other current assets of $230,000. As of September 30, 2019, we had property and equipment carried at $74,000, net of $31,000 in accumulated depreciation and lease right-of-use asset of $47,000. We had total assets of $1,773,000 as of September 30, 2019.

As of December 31, 2018, we had current assets of $3,516,000 consisting of $3,464,000 in cash and cash equivalents and other current assets of $52,000. We had property and equipment valued at $73,000, net of $36,000 in accumulated depreciation. We had total assets of $3,553,000 as of December 31, 2018.

As of September 30, 2019, we had $543,000 in current liabilities consisting of $286,000 in accounts payable, $231,000 in other current liabilities and lease liabilities of $26,000.

As of December 31, 2018, we had $438,000 in current liabilities consisting of $98,000 in accounts payable, $240,000 in other current liabilities and deferred revenues of $100,000.

We had positive working capital of $1,152,000 as of September 30, 2019 compared to positive working capital of $3,078,000 as of December 31, 2018. Our accumulated deficit as of September 30, 2019 and December 31, 2018 was $23,434,000 and $27,222,000, respectively.

As of September 30, 2019, we had $1,467,000 in non-current liabilities consisting of $12,000 in bifurcated embedded derivative related to Series A Convertible Preferred Stock, $53,000 in derivative related to price protection feature, $113,000 in liability related to warrants to purchase common stock, $21,000 in lease liabilities and $725,000 in liability related to shares to be issued.

We used $1,992,000 in our operating activities during the nine months ended September 30, 2019, which was due to a net income of $6,420,000, amortization of services receivable of $108,000, stock-based compensation expenses of $142,000, revaluation income of liability related to warrants to purchase common stock of $1,362,000, revaluation income of bifurcated embedded derivative related to the Series A Convertible Preferred Stock of $7,201,000, depreciation expense of $8,000, an increase in accounts payable of $188,000, a decrease in deferred income of $100,000, revaluation of derivative related to price protection of $53,000, an increase in other current assets of $178,000 and a decrease in other liabilities of $70,000.

We used $1,748,000 in our operating activities during the nine months ended September 30, 2018, which was due to a net loss of $5,178,000 partially offset by amortization of services receivable of $690,000, stock-based compensation of $367,000, revaluation income of liability related to warrants to purchase common stock of $1,075,000, revaluation expense of bifurcated embedded derivative related to the Series A Convertible Preferred Stock of $2,814,000, Direct and incremental issuance cost related to April 2018 PIPE transaction of $483,000, depreciation expense of $6,000, an increase in accounts payable of $167,000, a decrease in other current assets expenses of $15,000 and decrease in other current liability of $ 36,000.

Our financing activities during the nine months ended September 30, 2018 provided us with $4,918,000 of proceeds from issuance of Series A redeemable convertible preferred stock, embedded derivative related to contingent redemption feature and detachable warrants, net of issuance costs, and $105,000 through collection of a stock subscription receivable. We generated no cash from financing activities during the nine months ended September 30, 2019.

We used $23,000 in our investing activities during the nine months ended September 30, 2018, which was due to acquisition of property and equipment.

Based upon $1,465,000 of cash held by us on September 30, 2019 we believe that we do not have sufficient cash to allow us to maintain our operations for the next twelve-month period. As of September 30, 2019, we are not in compliance with the Equity Conditions (as defined in our Series A Certificate of Designation) and therefore beginning January 31, 2019, for every 30-days period thereafter, at the request of the purchaser, we might be required to redeem in cash, 1/12th of the outstanding shares of Series A Convertible Preferred Stock, for an amount equal to 110% of the stated value ($10,000) of such shares of Series A Convertible Preferred Stock plus any accrued but unpaid dividends up to the Mandatory Redemption Date (as defined in the Certificate of Designation). As of the date of issuance of these financial statements, the Purchaser has not requested redemption in cash of any shares of Series A Convertible Preferred Stock. Management considered the significance of such conditions in relation to our ability to meet its current and future obligations and determined that such conditions raise substantial doubt about our ability to continue as a going concern. We believe that in order to execute on our plans we need to raise additional capital, either equity or debt, and there can be no assurance that additional capital will be sufficient to fund our anticipated expenditure requirements to execute on our plans. There is also no assurance that additional capital will be on terms and conditions favorable to us.

The development and commercialization of our products is expected to require substantial expenditures. We have not yet generated material revenues from operations and do not expect to do so in the foreseeable future, and therefore we are dependent upon external sources for financing our operations. As of September 30, 2019, we have an accumulated deficit of $23,434,000. In addition, during the nine months ended September 30, 2019, excluding the non-cash revaluation income of liability related to warrants to purchase common stock in an amount of $1,362,000, and the non-cash revaluation of bifurcated embedded derivative in an amount of $7,201,000, we reported losses, and negative cash flows from operating activities.

Funding of Our Research Programs

On October 22, 2014, we entered into a service agreement with the Sheba Academic Medical Center’s hospital (“Sheba”) relating to the use of cannabis to treat multiple myeloma. Within the framework of this service agreement, we conducted pre-clinical studies on multiple myeloma, which have commenced in April 2015. Pursuant to this service agreement, we are obligated to pay Sheba $170,000. None of the services have not been provided by Sheba and we have not made any payments yet.

In addition, pursuant to another service agreement, we were obliged to pay Sheba an additional $170,000 throughout 2017 and 2018 for conducting the Study for the cream for treatment of psoriasis. As of September 30, 2019, the services have been provided by Sheba and we have paid the entire amount of $63,000.

Pursuant to a Clinical Trial Agreement, we are obligated to pay the Souraski Medical Center $137,000 for conducting the study for the single-dose, randomized, crossover study to compare the safety, tolerability and pharmacokinetics (PK) of OWC’s Medical Grade Cannabis - Orally Disintegrating Tablets (MGC-ODT) vs. buccal Sativex®, in healthy adult volunteers. As of September 30, 2019, the services have been provided by Souraski Medical Center, and we have not made any payments yet.

At present, we use our available working capital to fund these studies.

Our expenditures allocated to our corporate activities conducted through our facilities in Ramat Gan were $37,000 for the nine months period ended September 30, 2019 and we expect such expenditures to amount to a total of approximately $49,000 for the year ending December 31, 2019.

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, and in Note 2 to our interim consolidated financial statements as reported in our Quarterly Report on Form 10-Q for the nine months period ended September 30, 2019. There have been no changes to the policies reported in the 2018 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2019.

Material Weaknesses and Remediation of Material Weaknesses

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of September 30, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in the Company’s internal control over financing reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment and those criteria, we have concluded that our internal controls over financial reporting were ineffective because of the identification of material weaknesses including a lack of sufficient internal accounting personnel and a lack of sufficient internal controls (including IT general controls) that encompass the Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting during the nine months ended September 30, 2019. Management is in the process of identifying corrective actions, including for the weaknesses and intends to take steps necessary to remediate the above material weakness by implementing changes to our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Mordechai Bignitz	Chief Executive Officer (Principal Executive Officer)	November 13, 2019
Mordechai Bignitz

/s/ Sigal Russo	Chief Financial Officer (Principal Financial and	November 13, 2019
Sigal Russo	Principal Accounting Officer)

